Form 10KSB40
period 1997-03-31
APPLIED DATA COMMUNICATIONS INC
filed 1997-07-03
CIK 728398

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB
                   Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
    --------------------------------------------------------------

                       For the fiscal year ended March 31, 1997
                            Commission File number 0-12705

                          APPLIED DATA COMMUNICATIONS, INC.
                       ---------------------------------
                (Exact name of registrant as specified in its charter)

             DELAWARE                           95-2828385
             ----------                        -------------
    State or other jurisdiction             IRS Employer Identification
    of incorporation                               Number

         Registrant's address: 16 Technology, #118, Irvine, California 92714 Registrant's telephone number, including area code: (714) 453-4660
             Securities registered pursuant to Section 12 (b) of the Act:

    TITLE OF EACH CLASS          NAME OF EACH EXCHANGE OF WHICH REGISTERED
    ---------------------         -----------------------------------------
         None                                    None

Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, $.01 Par Value
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.
              Yes                            No   X
                  -------                       -------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State the aggregate market value of shares of common stock held by non-affiliates of the registrant based on the last reported price of such stock as of June 27, 1997: $1,000,000 (estimated)
Number of shares of common stock issued as of June 27, 1997:  9,951,835.
Stock issuer's revenues for its most recent fiscal year:  $427,206

                                        PART 1

ITEM 1  DESCRIPTION OF BUSINESS

BACKGROUND

Applied Data Communications, Inc. ("ADC" or "the Company") was organized under the laws of the state of Delaware on July 5, 1972. It was founded by Walter J. ("Pat") Kane and William R. Ott, to develop mini-computer technology for the communications industry.

In 1976, the Company developed the industry's first floppy diskette duplicator. During the period from 1974 until 1993, the Company was engaged primarily in the manufacture and sale of equipment used in duplicating computer software on floppy disk media, which was the industry's principal means of distributing computer software to resellers and end users. The Company's sale of such duplicating equipment increased to $12.3 million in 1983, permitting public offering of the Company's stock. During the period of 1974 to 1993, the Company's sales of duplicating equipment totaled $50.0 million, resulting in an installed base of over 5,000 units.

Within the subsequent two years, the Company experienced a decline of sales in its principal market for diskette duplication equipment and experienced saturation and declining profitability. The Company initiated an acquisition program to broaden its product base and initiated five acquisitions between 1986 and 1989.


Continued maturation of the market for disk duplicating equipment, coupled the challenges of integrating the businesses acquired caused substantial drain on the Company's management and financial resources. In 1991, Messrs. Kane and Ott began a reorganization of the Company and its transition to that of a full service provider of duplication and fulfillment services.

Activities focused on 1) downsizing the organization and greatly restricting expenditures to levels consistent with anticipated revenues and existing resources, 2) restructuring financial obligations, particularly equipment leases, 3) obtaining outside investment capital, 4) repositioning the Company with its potential customers as a service provider, 5) adjusting to unanticipated inability of two large customers to meet their payment obligations to ADC and 6) selectively adding personnel.

The financial demands of such transition were substantial, and involved reduction in staffing, suspension/deferral of many activities, including annual outside audits and ADC's status as a reporting company under the Securities Act of 1934, and its stock ceased active trading. During such period Messrs. Kane, Ott and others provided additional funding in the amount of approximately $3.2 million, in addition to lesser amounts from other individuals, and obtained outside funding for equipment incidental to providing such duplicating and fulfillment services




Plans to transition into CD manufacturing in 1995 were impacted by delayed receipt of investor funding and financial difficulties experienced by certain of the Company's customers. This caused default on investor notes and other obligations. The management and founders initiated several actions in 1996, which reflected their continued belief in the potential of CD manufacturing and the desire to restore value to creditors and shareholders alike. These included 1) assembling a new management team and Board of Directors, 2) raising over $1.0 million in new equity, 3) exchanging $3.2 million in debt for equity, 4) developing a business plan for CD-ROM manufacture, including negotiating $1.2 million in equipment purchases to support such plan, 5) obtained $420,000 in interim financing. The Company is currently negotiating for permanent equipment financing and continuing a private placement of preferred stock, as the basis for implementing its operating plan for CD-ROM manufacture.

PRODUCTS AND SERVICES:

ADC provides a wide range of software duplication and fulfillment services for major software producing firms serving general computer users and users within the specific fields of educational and entertainment software. The range of these services encompasses the following elements:

    *    On-line order entry
    * Duplication of diskettes, including purchase, production, printing and affixing of labels
    * Duplication of CD-ROM disks on a subcontract basis, including multi-color silk screen (printing) processing
    *    Packaging of diskettes and CD-ROMs
    *    Procurement of packaging materials
    * "Fulfillment" (assembly/stuffing/mailing) of final packages including duplicated diskettes and printed material
    *    On line inventory status and reporting
    *    On line shipping information


TECHNOLOGICAL CHANGE:

Coincident with the development of faster computer processing capability at an affordable cost has come development of "multimedia" applications programs which combine presentation of information using words, enhanced pictures or symbols (including moving pictures) and sound. This technology has become increasingly complex, involving larger and more complex applications programs, which, in turn, have necessitated faster processors and internal "architecture," and more internal memory for their installation and operation. Further, although software manufacturing and distribution has historically involved either 5 1/4" or 3 1/2" floppy diskettes, the technology exists for the computer software industry to change its manufacturing and distribution techniques and deliver software programs and manuals electronically, via modem, satellite, or fiber optic transmissions, or through other media, such as CD-ROM, short hand for "compact disk, read only memory". The Company intends to use a significant portion of the funds raised through the private placement of its Preferred Stock in fiscal year 1997 to acquire the capability to reproduce software using CD-ROM presses.

Electronic distribution of software products has not achieved widespread adoption, in part because of potential problems, including the perceived increased likelihood of piracy (i.e., illegal copying of software programs), inventory controls and accounting controls such as verifiable means of determining the number of copies made and collection of amounts due from customers. Software publishers may also be concerned that such methods will limit their ability to track and market to end users. As these problems are addressed the demand for electronic distribution will likely increase, which could cause reduction in the growth in demand, or a decline in current production and distribution methodologies. Management believes that by keeping current with the electronic distribution market and using a portion of the net proceeds of its private placement, it will be able to adapt to changes in distribution techniques.

MARKETS:


The market for the Company's present and anticipated software duplication services is large, at approximately $7.0 billion (source International Data Corporation). It includes organizations seeking to augment their own software duplication capabilities, businesses seeking to outsource their entire duplication services and organizations which have no mass duplication capabilities (SIC Code 7379).

The Company's marketing plan involves positioning itself as a full service provider of software duplication services including related packaging and fulfillment functions. This will include duplication of software on diskettes, tape and CD-ROM media (including multi-color silk screen printing on CD-ROMs). "Fulfillment" activities will include creation/manufacture of packaging, stuffing and insertion of material into the marketing package, warehousing and physical distribution. The Company's initial geographic focus will be the Southern California market, including the "Irvine Spectrum" development, which includes 2,500 technology oriented firms. Marketing communication will include resumption of local advertising and use of duplication brokers, targeting both existing customers and new sales prospects, several of which have conditionally approved the Company as a potential CD-ROM source.

The Company believes "outsourcing" of these activities will permit the Company's customers to focus their energies on software development, establishing the Company's value to such customers. The Company also believes its ability to offer both diskette and CD-ROM duplication will offer economies in (i) marketing, through offering either/both forms of media, (ii) purchasing, through lower packaging prices, and (iii) storage and distribution economies, since diskette/CD-ROM may involve storage in the same facility and distribution in the same package. Further, through use of state-of-the-art equipment, production rates and quality levels will be higher, and related costs will be lower. Management believes these benefits, and the growing trend in outsourcing will allow the Company to attract major software developers as clients. The Company intends to use a portion of the proceeds of this Offering to expand its software duplication capabilities.



DVD TECHNOLOGY:

With recent breakthroughs in technology, the CD-ROM disk, using the digital video disk ("DVD") format, is now capable of storing enough megabytes of digital information to run a full feature length (133 minute) movie. The immediate benefits to the viewer will be greatly enhanced picture resolution along with full digital sound. More broadly, it will offer enhanced performance, higher capacity and lower cost in all areas of computer and home entertainment. It is anticipated that DVD technology will eventually replace the VHS tape format and become an industry standard for home video entertainment. DVD technology became available to the general public in March 1997, with "ramp up" anticipated to begin in the third quarter of calendar 1997.

At this time ADC has current state-of-the-art CD-ROM manufacturing equipment on order which will be delivered subject to ADC's finalizing a financing commitment it has received from an equipment leasing company. This equipment will be DVD capable with minimal engineering upgrades, allowing it to produce not only current conventional formats but also new DVD formats. This will allow ADC the immediate advantage over its competitors in that the equipment currently owned by many of its competitors cannot manufacture to the specifications of the new DVD format. New equipment must be purchased which is not only a major capital expenditure, but also involves times for delivery which approach 3-6 months currently, depending on the manufacturer and other seasonal factors.

COMPETITION:

Management believes that the software duplication services market is fragmented and that no single company controls this market. This, in part, is due to the regional nature of the duplication services market, where shipping costs, relative to the cost of the entire delivered software product, and desire by the software customer to effect fast turnaround and maintain close working relationships, has caused business to be conducted within relatively close geographic proximity between customer and vendor. Within that context, the Company's primary current market is the Southern California region, from Los Angeles to San Diego. Current competitors within the Company's market area involving diskette duplication include Discopy Labs/Etc., Omni Multimedia of Boston, Copyright, Inc. and Tapette, Inc. Management believes that competition in the software duplication services market is based primarily on four key factors: price, capacity, service and quality of performance. The barriers to entry into the diskette duplication market are relatively low, so that competitors with or without significant economic resources could enter the software duplication services market at any time.

In contrast, management also believes that the barriers to entry into the market, with regard to manufacturing CD-ROM products, will be greater than the barriers to entry in the diskette duplication services market due to the significantly higher cost ($2.0 million) of CD-ROM manufacturing equipment in comparison to that used for duplicating software on diskettes. This will constitute a barrier to entry to the Company's competitors (once the Company acquires CD-ROM manufacturing equipment). Competition within the CD-ROM market segment is based on similar considerations, with more restrictive production tolerances as relate to the production of compact disk media.

The Company competes with regional software duplicators, such as Discopy Labs/Etc., Disk Manufacturing Inc. (a subsidiary of Quixote Corporation) and Imperial Printing Corp., along with a number of small independent service providers, to provide the aforementioned services to large- and medium- sized software publishing firms, as well as to provide overflow manufacturing services. The Company also expects that large national printing companies and regional printing companies may eventually expand their services and provide software duplication services for small- and medium-sized software publishers.


The Company's strategy is to compete on the basis of its quality (including accuracy) reliability, service and price. The Company's success will depend on its ability to obtain contracts with software publishers. To do so, the Company must maintain its quality and level of service and continue to enhance its software duplication process to keep pace with any technological changes (see "Technology Changes"). Many companies are capable of providing software duplication services on diskettes, and the Company's clients could also decide to perform software duplication at their own facilities. Many of the Company's competitors are well established and have substantially greater resources than does the Company.


CUSTOMER PROFILE:

The Company's primary services involve providing software duplication and related packaging and fulfillment services to software publishers. Since the Company initiated a transition in its principal business focus from manufacturing equipment for duplication of software to that of being a provider of software duplication services, it has focused most of its early marketing efforts on low to moderate volume software publishers. These software products are typically general interest utilities or general use application software for either DOS ("IBM"/"clone") or Macintosh (Apple) computers. Since the Company initiated this transition in 1993, it has established a customer base of approximately 50 active customers.

The Company's customer base includes software developers producing both
(i) general interest utility software programs and (ii) education/entertainment ("edutainment") programs. The former are sold via retail outlet and mail order to the general public. Order quantities for this type of software typically exceed 50,000 units and involve duplication of software on one to two 3 1/2" floppy diskettes, purchase and printing of label, envelope and box and inserting the foregoing with a customer provided instructional manual for return to the customer for distribution. The Company believes its current duplication and packaging capacity, low overhead and procurement costs through arrangements with its associated print and packaging vendors, allows ADC to offer among the most competitive prices in the industry for orders of this volume.

A second major focus of the Company's marketing activity is involves education or entertainment ("edutainment") software. Customers/developers in this market often license the software reproduction rights to characters such as Charles Schultz's PEANUTS and Hanna-Barbera Inc.'s FLINTSTONES, which are incorporated in an entertainment software package, including diskette, book and related material. The Company provides diskette duplication and label printing and affixing the label to the diskette. Due to the proximity of the Hollywood production studios to these software manufacturers, and to the Company, this type of situation typifies many opportunities available in the Company's principal marketing area.

SALES AND MARKETING:

The Company markets its software duplication services through its sales force of two persons, plus the part time efforts of its Chief Executive Officer, as well as through a network of sales brokers within its market area. The Company's internal sales force is paid a base salary plus commission based on sales volume. Its network of brokers are compensated solely upon sales volume generated, and typically paid at rates of 3-5% of such sales. In addition, the Company also advertises in the local yellow pages and other local print media, and generates sales based upon such activities.

MANUFACTURING:

The Company provides all of its diskette duplication services at its facility in Irvine California. The Company purchases diskettes and other materials in bulk quantities from various suppliers located in the United States, principally in the Southern California area. The principal supplies used include diskettes, labels and sleeves. The Company endeavors to acquire diskettes, labels and sleeves on a volume discount basis. The Company has multiple suppliers of these materials and management believes that these materials could be obtained elsewhere if needed without a significant delay or increased cost.

ADC's operations consist of receiving diskettes and other customer supplied materials, including the master diskettes which contain the software to be replicated, degaussing (formatting) diskettes if necessary, and copying software from the master diskette onto the blank diskette, through the use of its high speed duplicating equipment. Copied software, on diskettes, is then packaged as instructed by the Company's customers, for shipment to the customer or a location designated by such customer. In addition, some of the Company's customers may also request that the Company insert instructional or other promotional materials into the package, which operations are provided by the Company, and generally involve a combination of hand labor and automated methods. The Company also arranges for printing of various materials included in the complete package, and for the production of software materials using CD-ROM media, in which cases the Company engages the services of outside vendors to provide such capabilities not yet provided by the Company.

CD-ROM PROJECT:

As a part of the Company's plan to provide CD-ROM manufacturing and duplication services, management intends to use a portion of the net proceeds of this offering to install a state-of-the-art CD manufacturing system. This could include press/finish line (creating the disk, imprinting software, coating disk), "silk screen" printing system (for imprinting marketing or other information on the disk surface) and certain material handling and quality assurance equipment. Management estimates that the cost to acquire and install such a state-of-the-art system is "scaleable" to different size levels, dependent on the requirements of the market, but that a minimum configuration, including printing and automated packaging handling equipment would cost approximately $1.8 million for a single line configuration (capacity, 20,000 units/day), excluding leasehold improvements. Assuming the addition of equipment necessary to double this capacity to 40,000 units/day, the incremental investment could be an additional $1.2 million. The Company has initiated discussions with several equipment financing companies relative to the possible financing of such equipment, and received a tentative commitment from two such companies to finance a single cavity production line (cost $1.0-1.2 million).
No assurance can be given that such financing will be available to fund this equipment acquisition or that, if available, will be on terms favorable to the Company. The Company may also use a portion of future equity or debt financings to provide additional funds for such expansion, although there can be no assurance that such financing will occur or be on terms favorable to the Company. Management believes that in order to be competitive, the Company will need to have access to the most advanced duplication and shipping systems available.

PATENTS AND LICENSES:

The Company holds no patents or licenses.

EMPLOYEES:

At March 31, 1997, the Company employed 4 persons on a permanent basis, of whom 2 were administrative personnel, including the Company's Chief Executive Officer, Walter J. Kane, and two were involved in sales and customer support. The Company also retains additional labor support on an as needed and temporary basis as required for production support. In addition, the Company supplements its permanent production staff with outside workers hired on a temporary basis to accommodate peak load or "rush job" production requirements. The Company's operations are conducted in an area where it has experienced no difficulty in obtaining such temporary workers. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and the Company believes that its employee relations are excellent.



ITEM 2.  DESCRIPTION OF PROPERTY

The Company's principal executive, administrative and manufacturing operations are located in office facilities of 8,000 square feet, in an industrial park located in Irvine, California. The leases for this facility is due to expire in January 1998. The Company believes that its planned expansion into production of CD-ROM media will necessitate a relocation of its current facilities to accommodate new production equipment and expanded manufacturing and support operations. The Company executed in May, 1997, a multiple year lease for an office/production facility, of 14,400 square feet and anticipates relocation in July, 1997.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to several creditor lawsuits and is the subject of certain liens and judgments related to its failure to make necessary payments on its financial obligations on a timely basis. These obligations involve various creditors including two leasing partnerships ("Partnerships"), its noteholders and certain of its trade creditors. Regarding obligations to the Partnerships, the Company has completed an exchange of its Common Stock for outstanding debt obligations to the Partnerships and provided other considerations pursuant to an agreement with the Partnerships not to execute on two judgments currently outstanding against the Company.

The Company is also subject to judgments totaling approximately $150,000 involving various trade creditors and noteholders. The Company has implemented repayment programs with such creditors and is current in its payments under such programs.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended March 31, 1997, the Company did not hold an annual meeting, and there were no matters submitted for a vote of the Company's security holders.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no active market for the Company's Common Stock since 1989. The Company has initiated several private placements of its Common Stock, pursuant to which such shares, or their equivalent, have been sold at an equivalent price per common share of $.25. The Company initiated a private placement of its preferred stock "Series A" in October 1996 at a price of $5.00 per share of preferred stock. The preferred stock is convertible into common stock of the Company at the rate of five shares of common stock for each share of preferred stock held.

The number of stockholders of record on June 27, 1997 was approximately 400, including CEDE and Kray & Co, who act as fiduciaries.

During the fiscal years ended March 31, 1997 and 1996, the Company neither declared nor paid any cash dividends. The Company does not anticipate the payments of cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth for the fiscal years indicated, certain financial data of the Company and should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-KSB.

                     SELECTED FINANCIAL DATA


------------------------------------------------------------------
                                         Year Ended March 31
                               -----------------------------------
                                         1997           1996
------------------------------------------------------------------
                                       (Audited)      (Audited)
------------------------------------------------------------------
INCOME STATEMENT DATA
Revenues                               $427,206     $1,433,877
Loss before taxes                    (1,212,251)    (1,183,497)
Net Loss                            ($1,212,251)   ($1,183,497)
Net Loss per Common share                 ($.13)         ($.18)
Weighted Average                      9,378,896      6,691,835
Common Shares Outstanding

                                          As of March 31,
                               -----------------------------------
                                        1997           1996
                                     ----------     ----------
BALANCE SHEET DATA
Working capital                     ($4,987,624)   ($7,141,457)
Total assets                           $129,450       $238,097
Stockholders' deficit               ($4,759,785)   ($7,141,477)
------------------------------------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this annual report.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1997

Revenues
Revenues for the year ended March 31, 1997 were $427,206, down $1,006,671 (70.2%) from $1,433,877 reported in the comparable period of the prior year. Revenues for the current period reflect both lower unit volume and unit prices. Sales in 1997 were significantly lower than in the prior year due to loss of the
Company's two largest customers.   The Company is hopeful of regaining these
accounts and its involvement in the CD-ROM industry through implementation of a plan to begin manufacturing CD-ROM media.


Cost of Sales
Cost of sales of $325,042, or 76.1% of revenues in 1997, compares to $862,941 in the prior year, or 60.2% of sales. The higher percentage cost of sales in the current year reflects increasing price competition and lower resulting product margins.

Sales, General and Administrative Expenses
Sales, general and administrative expenses for the current year were $857,151 or 200.6% of sales, compared to $865,201 (60.2% of sales) reported during the prior year. Operating expenses in 1997 reflect the additional staffing required to position the Company for its planned transition into CD-ROM manufacture and expenses related to raising capital. Management compensation (including related payroll taxes) approximated $305,000 for the current year, as compared with $210,000 for the prior year.

Interest Expense
Interest expense of $457,264, is down $431,968 (48.6%) from $889,232 in 1996.
The reduction in current year interest expense reflects cessation of interest accrual regarding approximately $3.2 million in debt owed two related parties (see "Transactions with Related Parties") and conversion of such debts to equity during the year.

Net Loss
Net loss for the fiscal year ended March 31, 1997 was $1,212,251 (283.7% of sales) compared to a loss of $1,183,497 (82.5% of sales) for the prior year. This equates to losses of $.13 and $.18 per share, respectively. Average shares outstanding were approximately 9.4 million and 6.7 million, respectively. The higher average number of shares in the current year reflect conversion of long term debts into equity and an increase in shares due to a private placement currently in progress.


RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1996

Revenues
The Company recorded revenues of $1,433,877 in 1996 compared to $929,165 for 1995. The increase of $504,712 or 54.3% resulted from a concerted effort to increase software duplication sales, in particular the acquisition of two major new accounts


Cost of Sales
Cost of sales of $862,941 or 60.2% of revenues in 1996 compares to $476,458, or 51.2% of sales in 1995. The 1996 increase in cost of sales is due primarily to obtaining two significant new customers and the lower prices offered by the Company.

Sales, General and Administrative Expenses
Sales, general and administrative expenses of $865,201 (60.3% of sales) compare to $1,000,011 (107.6% of sales) in the prior year. The higher level of costs in 1995 reflects significant write off of uncollectable accounts receivable.

Interest Expense
Interest expense of $889,232 compares to $338,944 in the prior year. The increase was due to higher average borrowings in 1996.

Net Loss
Net loss for the current fiscal year was $1,183,497 or approximately $.18 per share. This compares with a loss of $1,088,195 or $0.14 per share for the prior fiscal year. The weighted average number of shares outstanding was 6,691,835 and 6,161,425.


LIQUIDITY AND CAPITAL RESOURCES:

During 1997, the Company continued to experience a significant level of operating losses. Net cash used in operating activities in the current period was $1,170,808, compared with net cash used of $167,624 in the prior year. Operations were funded through a combination of increased debt and additional equity. The Company also exchanged $2.9 million in debt for a combination of common and preferred stock.

The Company's ability to operate effectively during the past several years has been constrained by the extremely low level of its financial resources and by an increasingly competitive market for diskette duplication. To rectify this, the Company initiated the following actions:

-   Raising $500,000 in additional cash equity (FY96).
- Converting $1.4 million in loans to equity, which reduced cash outflow $55,000 per month.
- Converting $1.5 million founder debt to equity, and negotiated a deferral of $1.4 million in additional debt.
-   Expanding operating management and Board of Directors.
-   Initiating a strategic plan including equipment sourcing/financing.
-   Initiating $2.5 million private placement offering, raising $400,000
    (FY97).

These steps significantly improved the Company's liquidity and balance sheet and permitted development of a strategic business plan to transition into CD-ROM production. Funds raised in the private placement have allowed the Company to reduce its past obligations to trade creditors although the Company requires continued equity funding to complete existing payment programs as well as to accumulate the funds necessary to initiate CD-ROM manufacture. .

In the meantime, the Company's operating cash environment continues to reflect a shortfall in revenues from existing products to cover its cash needs, including costs related to repositioning the business to convert to CD-ROM production. It will continue to minimize cash outflows and rely on existing credit facilities with its primary lender until it achieves positive cash flow. The Company is hopeful that this will begin in late 1997.



Impact of Inflation
The Company does not believe the impact of inflation is significant in its business.

Forward Looking Statements
Any statements that are not historical facts contained in this Report are forward looking statements that involve risks and uncertainties, including but not limited to those relating to demand for the Company's services, pricing, market acceptance, competition, the effect of economic conditions, the results of financing efforts, the Company's ability to complete proposed transactions and negotiate terms with its creditors, and other risks.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements of the Company required by this Item, begin at page F-1 of this report.


INDEX TO FINANCIAL STATEMENTS                                             F-1

Financial Statements

Report of Independent Accountants                                         F-2

Balance Sheet as of March 31, 1997                                        F-3

Statements of Operations, For The Years Ended March 31, 1997              F-4
and 1996

Statements of Stockholders' Deficit For The Years Ended                   F-5
March 31, 1997 and 1996

Statements of Cash Flows For The Years Ended                              F-7
March 31, 1997 and 1996

Notes to Financial Statements                                             F-8

                        APPLIED DATA COMMUNICATIONS, INC.

                              Financial Statements

                                 March 31, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Applied Data Communications, Inc.


We have audited the accompanying balance sheet of Applied Data Communications, Inc. as of March 31, 1997, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Data Communications, Inc. as of March 31, 1997 and the results of its operations and cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's continued operating losses, limited capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                             CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
June 27, 1997

                          APPLIED COMMUNICATIONS, INC.
                                  Balance Sheet
                                                                 March 31, 1997
                                                                 --------------
                                    ASSETS

Current assets:
  Cash                                                                    9,112
  Accounts receivable                                                    79,498
  Inventories                                                             8,376
  Other                                                                   4,625
                                                                     ----------
   Total current assets                                                 101,611

 Equipment, net of accumulated depreciation of $76,936                   27,839
                                                                     ----------
                                                                     $  129,450
                                                                     ----------
                                                                     ----------
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to related parties, including accrued interest     $  4,186,098
  Accounts payable                                                      482,044
  Accrued expenses                                                      421,093
                                                                     ----------
    Total current liabilities                                         5,089,235
                                                                     ----------

Commitments and contingencies                                                 -

Stockholders' deficit:
  Preferred stock -Series A, 500,000 shares authorized, $.01 par
     value; 80,790 shares issued and outstanding                            808
  Preferred stock -Series B, 200,000 shares authorized, $.01 par
     value; 15,370 shares issued and outstanding                            154
  Preferred stock -Series C, 150,000 shares authorized, $.01 par
     value; 68,404 shares issued and outstanding                            684
  Common stock - 10,000,000 shares authorized, $.01 par
     value; 9,951,835 shares issued and outstanding                      99,518
  Common stock (Junior) - 500,000 shares authorized, $.01 par
     value; 0 shares issued and outstanding                                -
  Additional paid-in capital - preferred                              1,939,304
  Additional paid-in capital - common                                 9,839,797
  Accumulated deficit                                               (16,840,050)
                                                                     ----------

     Total stockholders' deficit                                     (4,959,785)
                                                                     ----------
                                                                     $  129,450
                                                                     ----------
                                                                     ----------

   The accompanying notes are an integral part of these financial statements.

                            Statements of Operations

                                                      Year ended March 31,
                                                 ------------------------------
                                                    1997                1996
                                              ------------        -------------

Net revenues                                  $     427,206      $    1,433,877

Cost of sales                                       325,042             862,941
                                              -------------       -------------

     Gross profit                                   102,164             570,936

Selling, general and administrative expenses        857,151             865,201
                                              -------------       -------------
     Loss from operations                          (754,987)           (294,265)

Interest expense                                    457,264             889,232
                                              -------------       -------------

     Net loss                                 $  (1,212,251)      $  (1,183,497)
                                              -------------       -------------
                                              -------------       -------------


     Net loss per common share                $       (0.13)      $       (0.18)
                                              -------------       -------------
                                              -------------       -------------

Weighted average number of common shares
outstanding                                       9,398,896           6,691,835
                                              -------------       -------------
                                              -------------       -------------


   The accompanying notes are an integral part of these financial statements.

                APPLIED DATA COMMUNICATIONS, INC.
               Statements of Stockholders' Deficit
               Years ended March 31, 1997 and 1996



                                        Series A                           Series B                           Series C
                                     Preferred stock                    Preferred stock                    Preferred stock
                                    Shares      Amount                 Shares      Amount                 Shares       Amount
                           -------------------------------------------------------------------------------------------------------
Balance at March 31, 1995               -      $     -                      -      $    -                      -       $    -

Stock issued for
  services rendered

Stock issued for cash

Net loss for 1996
                           -------------------------------------------------------------------------------------------------------

Balance at March 31, 1996               -            -                      -           -                      -           -

Stock issued for cash

Conversion of debt to stock

Stock issued as collateral                                                                                68,404         684

Conversion of debt to stock                                            15,370         154

Stock issued for cash              80,790          808

Conversion of debt to stock

Net loss for 1997
                           -------------------------------------------------------------------------------------------------------

Balance at March 31, 1997          80,790      $   808                 15,370      $  154                 68,404     $  684
                                -------------------------          -------------------------          ------------------------
                                -------------------------          -------------------------          ------------------------



                                                                Common Stock
                                                            Shares         Amount
-------------------------------------------------------------------------------------------------

Balance at March 31, 1995                                6,096,341       $  60,963

Stock issued for
    services rendered                                       65,000             650

Stock issued for cash                                    2,000,000          20,000

Net loss for 1996
-------------------------------------------------------------------------------------------------

Balance at March 31, 1996                                8,161,341          81,613

Stock issued for cash                                      375,000           3,750

Conversion of debt to stock                              1,388,447          13,884

Stock issued as collateral

Conversion of debt to stock

Stock issued for cash

Conversion of debt to stock                                 27,047             271

Net loss for 1997
-------------------------------------------------------------------------------------------------

Balance at March 31, 1997                                9,951,835       $  99,518
                                                     --------------------------------
                                                     --------------------------------






                                            Additional          Additional
                                             Paid-in             Paid-in                                   Total
                                            Capital -           Capital -           Accumulated         Stockholders'
                                            Preferred            Common               Deficit             Deficit
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                 $          -          $7,909,109       $ (14,444,302)         $  (6,474,231)

Stock issued for
    services rendered                                               15,600                                     16,250

Stock issued for cash                                              480,000                                    500,000

Net loss for 1996                                                                   (1,183,497)            (1,183,497)

Balance at March 31, 1996                            -           8,404,708         (15,627,799)            (7,141,478)

Stock issued for cash                                               33,750                                     37,500

Conversion of debt to stock                                      1,374,563                                  1,388,447

Stock issued as collateral                        (684)                                                             -

Conversion of debt to stock                  1,536,846                                                      1,537,000

Stock issued for cash                          403,142                                                        403,950

Conversion of debt to stock                                         26,776                                     27,047

Net loss for 1997                                                                   (1,212,251)            (1,212,251)
----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997                 $  1,939,304          $9,839,797       $ (16,840,050)         $  (4,959,785)
                                         ---------------       -------------   ------------------     -----------------
                                         ---------------       -------------   ------------------     -----------------



  The accompanying notes are an integral part of these financial statements.

                            Statements of Cash Flows


                                                                          Year ended March 31,
                                                                   ----------------------------------
                                                                          1997               1996
                                                                   -------------       --------------
Cash flows from operating activities:
  Net loss                                                         $  (1,212,251)      $  (1,183,497)
  Adjustments to reconcile net income to net cash used by
    operating activities:
    Common stock issued for services                                           -              16,250
    Depreciation                                                          31,668              31,668
    (Increase) decrease in assets:
      Accounts receivable                                                 27,114             134,435
      Inventories                                                         58,477              13,717
      Other assets                                                        (1,525)             (3,500)
    Increase (decrease) in liabilities:
      Accounts payable                                                  (202,401)           (196,403)
      Accrued expenses                                                   102,644             124,484
                                                                   -------------       -------------

    Net cash used by operating activities                             (1,196,274)         (1,062,846)
                                                                   -------------       -------------

Cash flows from investing activities:                                          -                -
                                                                   -------------       -------------

Cash flows from financing activities:
  Increase in notes payable                                              915,495             930,622
  Payments on notes payable                                             (154,533)           (364,802)
  Proceeds from issuance of Series B Preferred stock                     403,950                -
  Proceeds from issuance of Common stock                                  37,500             500,000
                                                                   -------------       -------------

    Net cash provided by financing activities                          1,202,412           1,065,820
                                                                   -------------       -------------

Net increase in cash                                                       6,138               2,974

Cash, beginning of year                                                    2,974                -
                                                                   -------------       -------------

Cash, end of year                                                  $       9,112       $       2,974
                                                                   -------------       -------------
                                                                   -------------       -------------

Supplemental disclosure of non-cash investing and financing activities:

Notes converted to common stock                                    $   1,415,494       $        -
Notes converted to preferred stock - Series B                      $   1,537,000       $        -

Cash paid during the year for interest                             $      36,645       $      8,492

   The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements
                                 March 31, 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Applied Data Communications, Inc. (the "Company") is a Delaware Corporation incorporated in 1972. The Company provides to software developers and distributors 1) mass duplicating computer software on floppy disk media, 2) transfer of stored data from one media to another and 3) support involving printing, packaging, inserting materials and related functions. The majority of the Company's customers are located in Southern California.

MAJOR CUSTOMERS

In 1997 the two largest customers accounted for 34% of sales and 7% of accounts receivable at March 31, 1997. In 1996 the four largest customers accounted for 66% of sales and 59% of accounts receivable at March 31, 1996.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INVENTORIES

Inventories are reported at the lower of cost (determined on the first-in-first-out method) or market. Inventories primarily consisted of computer disks and labels at March 31, 1997.

EQUIPMENT

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

REVENUE RECOGNITION

Revenues from product sales are recognized at time of shipment.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

STOCK-BASED COMPENSATION

The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of pro forma disclosure requirements of SFAS 123 in fiscal 1997. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

NET LOSS PER SHARE

Loss per share is computed based on the weighted average shares of common stock outstanding for the period. Loss per share excludes the effect of outstanding stock options because the effect of such inclusion would be antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, consisting principally of notes payable, are based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.


NOTE 2 - NOTES PAYABLE TO RELATED PARTIES, INCLUDING ACCRUED INTEREST

Various notes payable to shareholders, members of the Board and management, and employees. Interest rates range from 7.7% to 10%. All notes are past due, and are secured by all assets of the Company.


Notes payable                                     $  3,129,851

Accrued interest                                     1,056,247
                                                  ------------

                                                  $  4,186,098
                                                  ------------
                                                  ------------

NOTE 3 - PREFERRED STOCK

SERIES A

The Series A enjoys the same rights and privileges of the common stock, including one vote for each of the 5 shares of common stock into which the Series A can be converted. Holders of the Series A preferred shares will receive a 10 percent Series A Preferred Stock dividend on March 31, 1998 and 1999.

SERIES B

The Series B enjoys the same rights and privileges of the common stock, including one vote for each of the 100 shares of common stock into which the series B can be converted.

SERIES C

The Series C enjoys the same rights and privileges of the common stock and can be converted into common stock on a one to one ratio. Each share of Series C preferred has a voting right equivalent to 100 shares of common.


NOTE 4 - CONVERSION OF DEBT TO STOCK

In 1993 the Company borrowed, from two investment partnerships ("Partnerships"), $1,270,000 and subsequently defaulted on its obligations. In 1995 these Partnerships received judgments totaling $1,388,447 against the Company. The Company and the Partnerships subsequently agreed to exchange such defaulted debt for common stock of the Company at a rate of one share of common stock for each dollar owed. This exchange was completed on July 18, 1996. In addition, the Company agreed to expand its Board of Directors from one to five, with three seats to be held by designees of the Partnerships. Simultaneously, Walter J. Kane, the Company's President, executed a proxy in favor of the Partnerships conveying voting control over the Company by pledging 68,404 shares of Series C Preferred Stock.

In 1997 the Company and its President agreed to satisfy various advances made by the President aggregating $1,537,000 by the issuance of 15,370 shares of Series B Preferred Stock convertible into 1,537,000 shares of common stock.

NOTE 5 - STOCK OPTIONS

EMPLOYEE OPTIONS

On July 15, 1996, the Company granted non-qualified options to purchase 26,500 shares of its Series B Preferred Stock for $25.00 per share which approximated market price. Of these options, 18,500 were granted to Walter J. Kane, the Company's president; of these, 8,500 are fully vested, with the remaining 10,000 options vesting at a rate of 2,500 per year beginning March 31, 1998. The remaining 8,000 options have been granted to key employees and directors. Of these, 3,500 are vested and 4,500 vest over three years beginning March 31, 1998. None of these options has been canceled or exercised.

The following information applies to employee options outstanding at March 31, 1997:


                             Average      Weighted                     Weighted
                            remaining      average                      average
               Number      contractual    exercise         Number      exercise
            outstanding    life (years)     price        exercisable     price
            -----------    ------------   --------       -----------   --------
Options       26,500            7.3       $  25.00         12,000      $  25.00
            -----------    ------------   --------       -----------   --------
            -----------    ------------   --------       -----------   --------

Statement of Financial Accounting Standards 123, "Accounting for Stock Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:


                                        1997              1996
                                  -------------     -------------

Net loss
    As reported                   $  (1,212,251)    $  (1,183,497)
    Pro forma                     $  (1,561,405)    $  (1,183,497)

Primary loss per share
    As reported                   $       (0.13)    $       (0.18)
    Pro forma                     $       (0.17)    $       (0.18)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax benefits of approximately $119,000 in 1997 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997:

               Expected life (years)           6-10
               Risk-free interest rate        6.00%
               Volatility                      100%

The weighted fair value of options granted during the year ended March 31, 1997 for which the exercise price approximated the market price on the grant date was $20.41.

OTHER OPTIONS

The Company granted options to non-employee related parties for consulting services as follows:

July 1996 - 3,000 Series B preferred shares exercisable at $25.00 per share, expiring August 2000.

November 1994 - 100,000 common shares exercisable at $.25 per share expiring November 1997.

The exercise price at the time of grant approximated market price.


NOTE 6 - INCOME TAXES

A reconciliation between the actual income tax benefit and the statutory rate follows:

                                          1997                         1996
                               ---------------------        -------------------
                                    Amount      %               Amount       %
                               ---------------------        -------------------

Computed income tax
benefit at statutory rate       $  412,000      34           $  402,000      34

Operating loss with no
current tax benefit               (412,000)    (34)            (402,000)    (34)
                                ----------                   ----------

Income tax benefit              $        -                   $     -
                                ----------                   ----------
                                ----------                   ----------

At March 31, 1997, the Company had a net operating loss carryforward for federal tax purposes of approximately $14,550,000 which, if unused to offset future taxable income, will expire between 2001 and 2012, and approximately $7,275,000 for California purposes which will expire, if unused, between 1999 and 2007.

A valuation allowance has been recognized for 1997 and 1996 to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 1997, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions

Significant components of the Company's deferred tax assets as of March 31, 1997 and 1996 are as follows:

                                                1997                1996
                                           ------------       ------------
Net operating loss carryforwards           $  4,950,000        $  4,537,000

Valuation allowance                          (4,950,000)         (4,537,000)
                                           ------------        ------------

Net deferred tax assets                    $          -        $       -
                                           ------------        ------------
                                           ------------        ------------

NOTE 7 - LITIGATION

The Company is the subject of certain liens and judgments related to its failure to make timely payments on its financial obligations. These obligations involve various creditors including two leasing partnerships, certain note holders and certain trade creditors. The partnerships have agreed to convert their debt to common stock, but still hold a judgment pending the Company's attainment of certain pre-agreed performance objectives. The Company's president also agreed to a conversion of debt to preferred stock. See Note 4 for a description of these transactions. Other note holders have agreed to repayment terms over the next three years, and have been offered debt to stock conversion terms comparable to those of the partnerships. The Company has negotiated repayment programs with trade creditors who hold judgments of approximately $150,000 and is current in its payments under such programs.


NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported significant losses for the last several years and revenues from existing products do not provide sufficient cash to cover current operating needs. The Company has increasingly relied on related party borrowings to meet obligations and all of these borrowings are past due.

The Company has been engaged in continuous efforts to formulate a restructuring plan. Management is in the process of adding CD-ROM manufacturing and duplication services to its product line. Additionally, the Company is taking measures to increase revenues of its existing products and services. Management is (i) attempting to raise additional funds through a private placement of the Company's Series A preferred stock, and additional borrowings to be used to purchase new machinery used in the CD-ROM process and (ii) continuing to institute operational changes intended to lower operating costs and limit corporate overhead. The impact of these measures and changes will not be realized until the third quarter of fiscal 1997, at the earliest.

NOTE 9 - SUBSEQUENT EVENTS

SERIES A PREFERRED STOCK

In April 1997 the Company issued 17,600 shares of its Series A preferred stock for $88,000 in a private placement.

BRIDGE FINANCING

In May 1997 the Company obtained approximately $400,000 in bridge financing. Interest on this note is 8.875% and the due date is November 1, 1997. The note is secured by the general assets of the Company and is convertible into preferred stock at the rate of one share for each $1 of principal.

FACILITIES LEASE

Subsequent to year end, the Company signed a lease for a new facility in Santa Ana, California. The lease term is 36 months beginning July 1, 1997 at a rate of $7,500 per month.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The current audit is the Company's first audit since the fiscal year ended March 31, 1989. The Company has selected a firm of outside accountants previously unknown to it and which focuses its practice on smaller and emerging business firms similar to the Company. The Company has had no disagreements with its current auditors or with its predecessors on accounting and financial disclosure.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company are elected by the Company's stockholders and hold office until the next annual meeting of stockholders and until successors are elected and qualified, or until their earlier resignation or removal from office. The Company's Bylaws, as amended and restated, provide that vacancies on the Board of Directors may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director.

Messrs. Garlock, Hawkins and Haffer were elected to the Board on July 18, 1996 pursuant to the terms of an Agreement dated December 16, 1995 between the Company, Walter J. Kane, as an individual, and certain leasing partnerships, and will serve as directors until the Company meets certain performance objectives (see "Certain Transactions -- Agreements Respecting Corporate Control"). All corporate officers serve at the discretion of the Board of Directors.


                                                         Officer/
Name                              Age                 Director Since           Position
----                              ---                 --------------           --------

Walter J. Kane.                    58                      1972           Chief Executive
  16 Technology, Suite 118                                                Officer, Director and
  Irvine, CA  92718                                                       Chairman of the Board
Michael Hawkins                    46                      1996           Director and
  16 Technology, Suite 118                                                designate as Executive
  Irvine, CA  92718                                                       Vice President

Barry K. Sugden, Jr.               54                      1996           Chief Financial Officer
  16 Technology, Suite 118                                                and Treasurer
  Irvine, CA  92718

Thomas W. Garlock                  41                      1996           Director
  1850 Pratt Rd.
  Jackson Hole WY 83001

John F. Fuini, Sr.                 70                      1996           Director
  3020 Old Ranch Parkway, Suite 300
  Seal Beach, CA  90740

Douglas P. Haffer                  49                      1996           Director
  1 Post St., Suite 1
  San Francisco, CA  94104



WALTER J. KANE. Mr. Kane is a co-founder of the Company and has been Chairman and Chief

Executive Officer since its inception in July, 1973. From October 1970 until July 1973, he was President of Data Handling Corporation of Tustin, California, a manufacturer of magnetic tape subsystems for the mini computer market. From October 1969, until October 1970, he was Operations Manager of Vanguard Data Systems, Inc., a manufacturer of key-to-tape machines. From June 1962 until June 1968 he was employed by NCR, Inc. a manufacturer of computer systems in various engineering positions, with the final position of Manager of New Product Development for the Peripherals Division. Coincidentally, he was simultaneously a consultant to various start up firms in the technology field. He holds a BS from Engineering from the University of California at Berkeley and an MBA in Finance from the University of Southern California. He is an active member of the American Electronics Associates and a registered Professional Engineer in the State of California.

MICHAEL HAWKINS. Mr. Hawkins was elected to the Board of Directors on July 18, 1996 pursuant to the Agreement dated December 16, 1995 by and between Multimedia Disk Duplicators, Star Media Partners, L.P., the Company and Walter J. Kane (see "Certain Transactions - Agreements Respecting Corporate Control"). Also pursuant to such Agreement, Mr. Hawkins will, at a future date to be determined, be elected as Executive Vice President of the Company. Mr. Hawkins has been a consultant to the Company since January 1996. From April 1994 until January 1996, he was a consultant to Applied Environmental, Inc., of San Diego, CA, an environmental consulting firm. From October 1989, until December 1993, he was a consultant to Celluland, Inc. of Southern California, a distributor of consumer electronics products. From May 1985 until October 1989 he was employed by Mac Guide Magazine, Inc., of Lakewood, CO, Inc. a software publisher, in the position of Marketing Director and manager of business development, responsible for producing CD-ROM products. Prior to that period, he held marketing positions with Zond Systems, a California wind energy developer and was a staff Research Associate at the University of California, Los Angeles. He holds a B.S. in Science and Mathematics from the University of South Carolina.

BARRY K. SUGDEN, JR. Mr. Sugden is the Chief Financial Officer and Treasurer of the Company and has held that position since he joined the Company in January 1996. From August 1992 until December 1995, he was Chief Financial Officer of DMI, Inc., a computer systems company in Irvine, California. From January 1989 to August 1992, he was an independent financial consultant. From August 1986 until January 1989, he was Chief Financial Officer for Calay Systems, a computer systems firm. Previously, he held financial management positions with Lear Siegler, Chamberlain Manufacturing, Rockwell International, Coopers & Lybrand, First National Bank of Chicago, and Kidder Peabody & Co. Mr. Sugden received a B.A. in economics from Ohio University and an M.B.A. from Harvard University.
He is a Director of American Charities Telephone Services, Inc. a start up telecommunications firm.

THOMAS W. GARLOCK.  Mr. Garlock was elected to the Board of Directors on
July 18, 1996 pursuant to the Agreement dated December 16, 1995 by and between Multimedia Disk Duplicators, Star Media Partners, L.P., the Company and Walter
J. Kane (see "Certain Transactions - Agreements Respecting Corporate Control"). Mr. Garlock is President of Blue Star Finance Corporation, an investment company based in Malibu, California, which arranges venture financing for businesses.

JOHN F. FUINI, SR. Mr. Fuini is a director of the Company and has held that position since his election to the Board of Directors on July 18, 1996.
Mr. Fuini is President of Interim Capital, Inc., a provider of secured financing with principal offices in Seal Beach, California.

DOUGLAS P. HAFFER. Mr. Haffer was elected to the Board of Directors on July 18, 1996 pursuant to the Agreement dated December 16, 1995 by and between Multimedia Disk Duplicators, Star Media Partners, L.P., the Company and Walter J. Kane (see Certain Transactions - Agreements Respecting Corporate Control). Mr. Haffer is an attorney practicing law in San Francisco, California, who has represented Mr. Thomas Garlock, MultiMedia Finance Corporation and their affiliates.

OTHER KEY INDIVIDUALS

DAVID M. BESSE. Mr. Besse joined the Company in November 1981 and has held various sales management positions since that time and is currently the Company's Sales Manager. He has over twenty five years experience in computer systems, sales and technical support management. From October 1968 until November 1981, he was employed by Unisys Corporation, a manufacturer of computer systems, with final position as branch manager. Previously, he was in the United States Air Force from 1964 to 1968. He holds a B.S. in Business Administration from the University of Phoenix.

P. ROGER SAVILLE. Mr. Saville joined the Company in 1993, and has held various sales and marketing positions since that time. He has over twenty five years experience in sales and marketing management positions in the electronics field. This includes MDB Systems (commercial and computer interconnections), Thorson Company (computer peripherals), Melabs and Varian Associates (microwave components) and three previous years of service with the Company. He also founded and managed a business accounting software firm for nine years. He holds a B.S. in Physics from California State University at Fresno with additional studies in business and accounting.

CORPORATE ADVISORS

CHARLES P. GIBBONS. Mr. Gibbons is an investor in the Company and since 1992 has been President and a co-founding principal in A. M. Razo & Company, a firm specializing in merger and acquisition and corporate finance activities for emerging growth enterprises. Mr. Gibbons provides counsel on matters relating to financial strategies and fund raising activities. Prior to his involvement with A. M. Razo & Company, Mr. Gibbons had been in the commercial banking field for 20 years, holding senior lending positions with Bank of America, Crocker Bank, Sumitomo Bank and Manufacturers Bank. He holds a B.S. degree in Business Administration and an M.B.A. from Pepperdine University.

JON ROBERTSON. Mr. Robertson is an attorney and is in his tenth year of practice. He is a founding partner of Gelber, Darling & Robertson, a law firm which specializes in general corporate and business law and litigation.
Mr. Robertson advises on matters involving business litigation and other general business matters. Prior to his involvement with Gelber, Darling & Robertson, Mr. Robertson was previously associated for 5 years with McDermott, Will & Emery, and McKenna, Conner & Cuneo. He holds a B.A. degree in Philosophy from Pomona College and a J.D. degree from the University of Southern California.

ITEM 10.  EXECUTIVE COMPENSATION:

The following table sets forth certain information as to (i) each of the executive officers or directors of the Company whose aggregate remuneration exceeded $60,000, and (ii) all officers and directors as a group, for services to the Company in all capacities during the fiscal year ended March 31, 1997.

                              SUMMARY COMPENSATION TABLE

                                 Annual Compensation

                                           Fiscal                            Other Annual
Name and Principal Position             Year         Salary          Bonus   Compensation
---------------------------             ----         ------          -----   ------------

Walter J. Kane..............              1997       $  150,000        -0-   $  10,000(2)
  President, Chief Executive              1996          150,000        -0-   $  10,000(2)
  Officer(1) and Director                 1995          150,000        -0-   $  10,000(2)



(1) A portion of Mr. Kane's salary is accrued and unpaid, in the following amounts: 1997: $150,000; 1996: $150,000, and 1995: $108,648. The
    Company and Mr. Kane have agreed in principle to convert $258,648 of the unpaid salary into equity.

(2) Use of a Company leased vehicle.


COMPENSATION OF DIRECTORS:

The directors of the Company received no cash compensation for their services as directors during fiscal years 1997 or 1996.

Walter J. Kane, as a director of the Company and as its Chief Executive Officer, has received compensation in the form of stock option grants as described more fully below (see "Stock Option Grants"). During fiscal year 1997 (through July 1, 1997) Mr. Kane received no cash compensation as an officer and director of the Company.

Michael M. Hawkins, as a director of the Company, has received compensation in the form of stock option grants as described more fully below (see "Stock Option Grants"). Mr. Hawkins received compensation as a consultant to the Company in fiscal year 1996 totaling $6,200 and $67,505 in fiscal year 1997.

Thomas W. Garlock, as a director of the Company, has received compensation in the form of stock option grants as described more fully below (see "Stock Option Grants"). Mr. Garlock has received compensation as a consultant to the Company in fiscal years 1994 through 1996 totaling $348,812 and received approximately $60,000 in fiscal 1997.


John F. Fuini, Sr., as a director of the Company, received no direct compensation from the Company as a director. Mr. Fuini is the President and the sole stockholder and director of Interim Capital, Inc.

Interim Capital, Inc. has been granted stock options as described more fully below (see "Stock Option Grants" and "Recent Financings"). Interim Capital, Inc. has been paid by the Company for providing accounts receivable financing in fiscal year 1996 not more than approximately $75,000.

Douglas P. Haffer, as a director of the Company, has received compensation in the form of stock option grants as described more fully below (see "Stock Option Grants"). Mr. Haffer has been paid by the Company for legal services rendered on behalf of MultiMedia Disk Duplicators and Star Media Partners, L.P. in fiscal years 1995 and 1996 totaling $22,468 through July 31, 1996.

Barry K. Sugden, Jr., as a former director of the Company and as its Chief Financial Officer, has received compensation in the form of stock option grants as described more fully below (see "Stock Option Grants"). Mr. Sugden received compensation of $2,500 during fiscal year 1996, and additional compensation of $46,800 in fiscal year 1997.

INDEMNIFICATION OF DIRECTORS AND OFFICERS:

Currently, the Company does not maintain officers' and directors' liability insurance. Reasonable Director fees and other compensation will be established by a vote of the Board of Directors. The Company may acquire officers' and directors' liability insurance after the Offering in the event that affordable insurance coverage may be obtained. Under Delaware law and the Company's by-laws, an officer or director of the Company may be entitled to indemnification from the Company against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative if such officer or director acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Under the Company's Certificate of Incorporation, no director of the Company shall be liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability:

         (i) for any breach of the director's duty of loyalty to the Company or its stockholders;

         (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; or

         (iii) for any transaction from which the director derives improper personal benefit.

The Company has entered into indemnity agreements with each of its current directors and officers (and former directors and officers) requiring the Company to provide the maximum indemnification permitted by Delaware law.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table will identify, as of March 31, 1997, the number and percentage of outstanding shares of Common Stock owned by (I) each person known to the Company who owns more than five percent of the outstanding Common Stock,
(ii) each officer and director, and (iii) officers and directors of the Company as a group.


              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                             AND MANAGEMENT


The following table identifies, as of July 1, 1997, the number and percentage of outstanding shares of stock (or options exercisable now or to become exercisable before November 1, 1996) owned by (i) each person known to the Company who owns more than five percent of the outstanding Common Stock, (ii) each director, and
(iii) officers and directors of the Company as a group:



                                  Common                   Series B                 Series C               Total Common
Name and Address                  Stock                    Preferred Stock          Preferred Stock        Equivalent (1)
of Beneficial Owner               Shares         %         Shares           %       Shares           %     Shares         %
-------------------               ----------------         ------------------       ------------------     ----------------

Walter J. Kane (2)(3)(4)          1,724,041     17.4        33,870        N/A          -0-         -0-     5,111,041    25.8

Interim Capital, Inc. (5)         1,425,000     14.4         2,500        N/A          -0-         -0-     1,675,000    10.0
3020 Old Ranch Parkway
Suite 300
Seal Beach, CA 90740

Leasing Partnerships (6)          1,388,447     14.0            -0-       -0-      68,404         100.0    8,228,847    50.1
c/o MultiMedia Finance
Corporation
5947 Trancas Canyon Road
Malibu, CA 90265

Michael Hawkins (7)                     -0-      -0-         2,500        N/A          -0-         -0-       250,000     1.5

Blue Star
Financial Corporation (8)               -0-      -0-           500        N/A          -0-         -0-        50,000     0.3
P.O. Box 30394
Jackson, WY 83001-0600

Thomas W. Garlock (9)                   -0-      -0-           500        N/A          -0-         -0-        50,000     0.3
c/o Blue Star
Financial Corporation
P.O. Box 30394
Jackson, WY 83001-0600

Douglas P. Haffer (10)                  -0-      -0-           500        N/A          -0-         -0-        50,000     0.3
369 Pine Street, Suite 400
San Francisco, CA 94104

Barry K. Sugden, Jr. (11)               -0-      -0-         2,500        N/A          -0-         -0-       250,000     1.5





Officers and Directors
as a Group (6 Persons)            4,537,488     45.7       42,870         100.0        68,404      100.0   15,664,888   75.6



(1) Based on voting power of Common Stock and Common Stock equivalency of Preferred shares.

(2) The 1,724,041 Common shares held by Mr. Kane include 24,500 shares held by the wife and children of Mr. Kane. Mr. Kane has sole dispositive and voting power over all of such shares.

(3) 33,870 shares of Series B Preferred Stock includes (i) 15,370 shares issued to Mr. Kane in an exchange of equity and cash for outstanding debt of $1,537,000 owed by the Company to Mr. Kane, and (ii) 18,500 shares subject to stock options.

(4) Does not include 68,404 shares of Series C Preferred Stock, over which Mr. Kane has sole dispositive power. Voting power over all of such shares (at 100 votes per share) has been granted to the Leasing Partnerships by proxy from Mr. Kane.

(5) Includes 2,500 shares of Series B Preferred Stock subject to vested stock options. Such 2,500 shares, if issued pursuant to an exercise of such stock options, would constitute less than 2% of total voting power.

(6) The Leasing Partnerships are comprised of Star Media Partners, L.P., a California limited partnership, which beneficially owns 733,325 of such shares, and MultiMedia Disk Duplicators, a California limited partnership, which beneficially owns 655,122 of such shares. On December 19, 1995 the Company executed an agreement with the Leasing Partnerships and Walter J. Kane, as an individual, pursuant to which the Company agreed to the election to its Board of Directors, Messrs. Thomas W. Garlock, Michael Hawkins and Douglas P. Haffer, as nominees of the Leasing Partnerships. Also pursuant to such agreement, Mr. Kane agreed to deliver to the Leasing Partnerships proxies for such number of shares of voting stock of the Company owned or controlled by Mr. Kane as would give the Leasing Partnerships, by outright ownership or control by proxy, voting control of at least 50.1% of the outstanding stock of the Company. Upon receipt of such payment by the Leasing Partnerships, the nominees of the Leasing Partnerships shall resign from the Company's Board of Directors.

(7) 2,500 shares of Series B Preferred Stock subject to a stock option held by Mr. Hawkins. Such 2,500 shares, if issued pursuant to an exercise of such stock option, would constitute less than 2% of total voting power.


(8) 500 shares of Series B Preferred Stock subject to a stock option held by Blue Star Financial Corporation, of which Thomas W. Garlock is President. Such 500 shares, if issued pursuant to an exercise of such stock option, would constitute less than 1% of total voting power.

(9) 500 shares of Series B Preferred Stock subject to a stock option held by Thomas W. Garlock, President of Blue Star Financial Corporation. Such 500 shares, if issued pursuant to exercise of such stock option, would constitute less than 1% of the voting power.

(10) 500 shares of Series B Preferred Stock subject to a stock option held by Mr. Haffer. Such 500 shares, if issued pursuant to an exercise of such stock option, would constitute less than 1% of total voting power.

(11) 2,500 shares of Series B Preferred Stock subject to a stock option held by Mr. Sugden. Such 2,500 shares, if issued pursuant to an exercise of such stock option, would constitute less than 2% of total voting power.


                                 STOCK OPTION GRANTS


The following table identifies, as of June 27, 1997, the number of outstanding stock options exercisable now or to become exercisable before September 27, 1997 owned by (i) each person known to the Company who owns more than five percent of the outstanding Common Stock, (ii) each director, and (iii) officers and directors of the Company as a group:


                                   Number of
                                    Common
                                  Equivalent
                                    Shares            % of Total     Exercise
                                   Underlying           Options       or Base
                                    Options           Granted to       Price          Expiration
    Name                            Granted (#)(1)    Employees      ($/Share)          Date (2)
    ----                          ----------------    ----------     -----------    --------------

Walter J. Kane                         600,000 (3)                           0.25     Not applicable
Walter J. Kane                       1,250,000 (4)                           0.25     Not applicable
Michael Hawkins                        250,000 (5)                           0.25     Not applicable
Thomas W. Garlock                       50,000 (6)                           0.25     03/31/98
Douglas P. Haffer                       50,000 (7)                           0.25     07/15/01
Interim Capital, Inc.                  250,000 (8)                           0.25     08/29/00
Barry K. Sugden, Jr.                   250,000 (5)                           0.25     Not applicable
Randy Knapp                             50,000 (6)                           0.25     03/31/98
David M. Besse                          50,000 (9)                           0.25     Not applicable
P. Roger Saville                        50,000 (9)                           0.25     Not applicable
Rosemarie Sepeda                        50,000 (9)                           0.25     Not applicable
Blue Star Financial Corporation         50,000 (10)                          0.25     11/30/97



(1) Options to purchase a number of shares of Preferred Stock equivalent to 2,950,000 shares of Common Stock as of the date of this Memorandum have been granted to employees, directors and certain affiliates of the Company. The 2,950,000 Common share equivalent does not take into consideration the effect, if any, of a change in the conversion price of Preferred Stock (see "Description of Securities - Preferred Stock").

(2) All options accelerate on death, permanent disability, or termination of employment either involuntarily for any reason or voluntarily, and except as otherwise noted, shall terminate three months from the date of occurrence of any of the foregoing.

(3) These options represent 12 annual option grants of 50,000 shares each for the years 1984 through 1995. Such options were ratified by the Compensation Committee of the Board of Directors on July 15, 1996.

(4) These options shall vest at the rate of 250,000 per year through March 31, 2002, commencing March 31, 1997. Such options were ratified by the Compensation Committee of the Board of Directors on July 15, 1996.

(5) These options are for the purchase of an aggregate of 250,000 shares of Common Stock. Such options were ratified by the Compensation Committee of the Board of Directors on July 15, 1996.

(6)  These options were granted July 15, 1996.

(7)  These options were granted July 15, 1996.

(8) These options were granted pursuant to an Agreement dated September 29, 1995 between the Company and Interim Capital, Inc. The grant of such options was ratified by the Board of Directors on July 15, 1996.

(9) These options are for the purchase of an aggregate of 1,500 shares of Series B Preferred Stock, which are equivalent to an aggregate of 150,000 shares of Common Stock into which such shares of Series B Preferred Stock, in certain circumstances, may be converted.

(10) These options are for the purchase of an aggregate of 500 shares of Series B preferred Stock pursuant to an Agreement dated July 15, 1996 between the Company and Blue Star Financial Corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPANY DEBT OWED TO WALTER J. KANE:

In November, 1995, Mr. Walter J. Kane, Chief Executive Officer of the Company sold 250,000 shares owned by him personally, at a price per share of $.20, for total proceeds of $50,000, to Interim Capital, Inc., a provider of financing to the Company. Mr. Kane used the proceeds from this sale of securities to discharge $10,000 in obligations he had personally paid on behalf of the Company. As a consequence, the Company is obligated to Mr. Kane in the amount of $10,000. Mr. Kane has agreed to convert the amount owed him into Common Stock of the Company at a price per share of $1.00.

In past years Mr. Kane made loans to the Company in cash totaling an aggregate of $724,631 for the purpose of collateralizing or discharging certain obligations of the Company. Interest on such loans totaled approximately $255,715 as of August 31, 1996. Further, the Company is indebted to Mr. Kane for the value of certain property and assets that Mr. Kane gave up to collateralize or discharge certain obligations of the Company. Mr. Kane and the Board of Directors have determined that the fair market value of such property and assets was aggregately approximately $442,000, with $116,502 in accrued interest. These amounts, combined with the accrued and unpaid salary owed to Mr. Kane for the fiscal years 1994 through 1996 in the amount of $338,401, total approximately $1,877,249 which was owed by the Company to Mr. Kane. The Company and Mr. Kane have agreed to exchange such debt owed to Mr. Kane into shares of the Company's Series B Preferred Stock, convertible into Common Stock, at an exchange rate equivalent to $1.00 per share of Common Stock. Accordingly, to date, $1,537,000 thereof has been exchanged into 15,370 shares of Series B Preferred Stock.

AGREEMENTS RESPECTING CORPORATE CONTROL:

The Company and Walter J. Kane (as an individual) have entered into an agreement, dated December 16, 1995 (the "Agreement") with MultiMedia Disk Duplicators, a California limited partnership and Star Media Partners, L. P., a California limited partnership (collectively, the "Partnerships") in connection with the judgments obtained by the Partnerships in actions filed in Orange County Superior Court in 1995 (the "Judgments"). Pursuant to the Agreement the Partnerships have agreed not to execute on the Judgments in exchange for the issuance of 1,388,447 shares of Common Stock by the Company to the Partnerships, the execution by Kane of a proxy for the voting rights of the shares of the Company's stock owned by Kane and the assumption of the control of the management of the Company by the Partnerships, or a designee thereof. These actions were effected on July 31, 1996. When the Company reaches certain pre-agreed performance objectives, Partnership designees serving as members of the Company's Board of Directors will resign such positions, and the proxy provided by Walter J. Kane will be returned to him. Further, once the provisions of the Agreement have been met, an acknowledgment of Satisfaction of Judgment is to be filed with the Orange County Superior Court and with the appropriate county recorder and the Secretary of State if necessary.

See "Recent Financings-Leasing Partnerships" and "Recent Financings-Sales of Common Stock to Interim Capital, Inc."

CONSULTING AGREEMENT WITH BLUE STAR FINANCIAL CORPORATION:

Blue Star Financial Corporation ("Blue Star"), a venture capital company of which Thomas W. Garlock is President, and the Company are parties to a consulting agreement which provides for a one (1) year consulting term and an aggregate of $120,000.00 of consulting fees to be paid by the Company for the period ending July 1997. Also the Company has granted Blue Star an option to purchase up to 500 shares of the Company's Preferred Stock, Series B, at $25.00 per share, expiring August 2000.

BORROWINGS FROM FINANCIAL INSTITUTIONS:

During the period from 1988 to 1993, the Company initiated several borrowings from various financial institutions. These institutions required, as a condition of such financings, that the Company provide collateral in the form of securities, real estate or other assets. The Company obtained such collateral from several of the Company's officers, directors and other insiders. When such borrowings came due for payment, the Company was unable to make payment in cash, and the lending institutions liquidated the collateral in satisfaction of the Company's then outstanding financial obligations. As a consequence, the Company is indebted to eight of such individuals. These include Walter J. Kane, the Company's Chief Executive Officer, in the amount of $1,877,249. During the second quarter of fiscal year 1997, $1,537,000 of such debt owed to Mr. Kane was converted to equity at an exchange rate equivalent to $1.00 per common share.
In addition, the Company has currently outstanding four loans totaling $581,369, which have as security second mortgages on various real estate properties owned by three individuals, including Walter J. Kane, the Company's Chief Executive Officer.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

 Item
Number        Description of Document
------        -----------------------

          A. INCORPORATED BY REFERENCE AND PREVIOUSLY FILED WITH S-1 REGISTRATION STATEMENT. Reference is hereby made to Registration Statement No. Z-86654, including Post-Effective Amendments 1 through 2, and to the exhibits listed under
     Item 16 and filed as a part of such Registration Statement. All of such exhibits are previously filed and are incorporated herein by this reference, specifically including, without limitation:

               (i)    Exhibit 3.1 thereof incorporated herein --
          Certificate of Incorporation of the Company as currently
          in effect, consisting of Certificate of Incorporation
          filed on July 5, 1972, and Certificate of Amendment of
          Certificate of Incorporation filed April 28, 1973 and
          Certificate of Amendment of Certificate of Incorporation
          filed September 19, 1983                                         --

               (ii)   Exhibit 3.2 thereof incorporated herein --
          Bylaws of the Company, as currently in effect                    --

               (iii)  Exhibit 10.6 thereof incorporated herein --
          Incentive Junior Common Stock Option and Restricted
          Junior Common Stock Purchase Plan-1983                           --

               (iv)   Exhibit 10.7 thereof incorporated herein --
          Specimen of Incentive Junior Common Stock Option
          Agreement                                                        --

               (v)    Exhibit 10.6 thereof incorporated herein --
          Specimen of Restricted Junior Common Stock Purchase
          Agreement                                                        --

               (vi)   Exhibit 10.9 thereof incorporated herein --
          Lease dated February 28, 1979 between the Registrant and
          Palais Group for the Registrant's principal executive and
          manufacturing facilities                                         --

               (vii)  Exhibit 10.10 thereof incorporated herein --
          Specimen of International Distributor Agreement in the
          form as entered into between Applied Data International,
          Inc. and distributors covering the following countries:
          Japan;  Taiwan; Holland; Belgium and Luxembourg;
          Australia; The United Kingdom and Ireland; Italy; the
          provinces of Ontario and Quebec, Canada; Denmark; India;
          Norway; Sweden and Finland; Republic of Korea; Hong Kong
          and Macao; France; Singapore; South Africa; and
          Switzerland                                                      --

               (viii) Exhibit 10.11 thereof incorporated herein --
          $1,000,000 note dated May 9, 1983 between Registrant and
          Security Pacific National Bank with personal guarantees
          of Mr. Kane and Mr. Ott, together with all related
          security agreements                                              --

               (ix)   Exhibit 10.12 thereof incorporated herein --
          $300,000 note dated April 12, 1983 between Applied Data
          International, Inc. and Security Pacific National Bank,
          together with all related security agreements                    --

               (x)    Exhibit 10.13 thereof incorporated herein --
          Letter dated August 30, 1983 for the commitment by
          Security Pacific National Bank to make loans up to an
          aggregate of $1,200,000 based upon qualifying accounts
          receivable together with the related security agreements         --

               (xi)   Exhibit 10.14 thereof incorporated herein --
          Supplier Agreement dated November 11, 1982 between
          Registrant and Avnet-Electronics together with
          supplemental letters                                             --

               (xii)  Exhibit 10.15 thereof incorporated herein --
          Agreement dated October 29, 1982, for the purchase of
          Registrant's Robotic Disk Handler                                --

               (xiii) Exhibit 10.16 thereof incorporated herein --
          Final Agreement dated September 2, 1983 between
          Registrant and Kode, Inc., for the manufacture of
          Registrant's Time Interval Analyzer Equipment                    --

               (xiv)  Exhibit 10.17 thereof incorporated herein --
          Form of Wall's purchase and repurchase agreement                 --

               (xv)   Exhibit 10.18 thereof incorporated herein --
          Form of final Agreement dated November 9, 1983 for the
          Purchase of the sub-5 1/4" Disk Handling System                  --

               (xvi)  Exhibit 22 thereof incorporated herein --
          Subsidiaries of Registrant:  Applied Data International
          Inc., incorporated October 29, 1979 and Applied Data
          Communications, GmbH, incorporated May 1983                      --

          B.   INCORPORATED BY REFERENCE AND PREVIOUSLY FILED WITH
     S-8 REGISTRATION STATEMENT.   Reference is hereby made to
     Registration Statement on Form S-8, No. 2-90474, filed with the Commission in April 1984 and to the exhibits listed and filed therewith. The exhibits thereto are incorporated herein as follows:

               (i)    Exhibit 4.1 thereof incorporated herein --
          Incentive Stock Option and Nonqualified Stock Option
          Plan                                                             --

               (ii)   Exhibit 4.2 thereof incorporated herein --
          Form of Incentive Option Agreement (1983 Plan)                   --

               (iii)  Exhibit 4.3 thereof incorporated herein --
          Form of Nonqualified Option Agreement (1983 Plan)                --

               (iv)   Exhibit 4.4 thereof incorporated herein --
          1976 Employee Qualified Stock Option Plan, together with
          Amendment to Option Agreement 1976 Plan                          --

               (v)    Exhibit 4.5 thereof incorporated herein --
          Form of Employee Stock Option Agreement together with
          Amendment to Option Agreement 1976 Plan                          --

     C. INCORPORATED BY REFERENCE AND PREVIOUSLY FILED WITH ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED MARCH 31, 1984. Reference is hereby made to the Annual Report on Form 10-K filed with the Commission on or about June 28, 1984 and to the exhibits listed and filed therewith. The exhibits thereto are incorporated herein as follows:

          (i)  Exhibit 10.19 thereof incorporated herein -- Lease
     dated February 13, 1984 between Registrant and Teters covering additional industrial building of approximately 21,000 square
     feet.                                                                 --

     D. INCORPORATED BY REFERENCE AND PREVIOUSLY FILED WITH ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED MARCH 31, 1985.
     Reference is hereby made to the Annual Report on Form 10-K filed with the Commission on or about June 10, 1985 and to the exhibits listed and filed therewith. The exhibits thereto are incorporated herein as follows:

          (i)  Exhibit 10.20 thereof incorporated herein -- Final
     Agreement dated February 7, 1985 for the purchase of the 5 1/4"
     Disk Handling System.                                                 --

          (ii) Exhibit 10.21 thereof incorporated herein --
     Sublease dated April 2, 1985 between Registrant and Nash
     Nutritional Products, Inc. covering industrial building
     leased by Registrant from Teters.                                     --

     E. INCORPORATED BY REFERENCE AND PREVIOUSLY FILED WITH ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1986. Reference is hereby made to the Annual Report on Form 10-K filed with the Commission on or about June 28, 1986 and to the exhibits listed and filed therewith. The exhibits thereto are incorporated herein as follows:

          (i)  Exhibit 10.22 thereof incorporated herein --
     Settlement Agreement and Mutual Release among Registrant,
     Odetics, Inc. and Kode, a Division of Odetics, Inc.                   --

          (i)  Exhibit 10.23 thereof incorporated herein -- Final
     Agreement executed January 14, 1986, but dated December 20,
     1985, for the purchase of assets pertaining to the line of
     scanning products of Dataload, Inc.                                   --

          (ii) Exhibit 10.24 thereof incorporated herein -- Final
     Agreement dated January 16, 1986 between Registrant and
     Manufacturing Techniques Corporation for the exclusive
     distribution rights to certain existing and future products.          --

     F.   INCORPORATED BY REFERENCE AND PREVIOUSLY FILED WITH THE
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31,
     1987:

          (i)    Exhibit 4.6 -- Stock Option Plan for Non-Employee
     Directors                                                             --

          (ii)   Exhibit 10.25 -- Agreement dated October 14, 1986,
     as amended October 22, 1986, between the Company, KJ Instruments,
     Inc., Richard Kontrimas, Michael F. Juliff and Bridge
     Associates, Inc., for the purchase of assets of KJ Instruments,
     Inc.                                                                  --

          (iii)  Exhibit 10.26 -- Agreement dated June 1987 among
     the Company and the owners of shares of Dateline Technology,
     Inc.                                                                  --

          (iv)   Exhibit 10.27 -- Juliff Employment Agreement              --

     G.   INCORPORATED BY REFERENCE AND PREVIOUSLY FILED WITH THE
     CURRENT REPORT ON FORM 8-K FILED ON OCTOBER 7, 1987:

          (i)    Exhibit 10.26.1 -- Amendment to Agreement of
     Purchase and Sale of Stock dated September 23, 1987, among the Registrant, Dateline Technology, Inc. and the shareholders
     of Dateline Technology, Inc.                                          --

          (ii)   Exhibit 10.26.2 -- Instrument of Adjustment to the
     Purchase Price and Endorsement to Debt dated September 23,
     1987 among the Registrant, Dateline Technology, Inc. and the
     shareholders of Dateline Technology, Inc.                             --

     H.   INCORPORATED BY REFERENCE AND PREVIOUSLY FILED WITH THE
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31,
     1988:

          (i)     Exhibit 4.7 -- Key Executives' Stock Option Plan,
     comprised of resolutions adopted by the Board of Directors on
     May 1, 1987, and form of Nonstatutory Option Agreement                --

          (ii)    Exhibit 10.28 -- Form of M. Jack VanderWeerd
     Employment Agreement                                                  --

          (iii)   Exhibit 10.29 -- Indemnification Agreement dated
     December 21, 1987, among the Registrant, Walter J. Kane and
     William R. Ott                                                        --

          (iv)    Exhibit 10.30 -- Form of Warrant for the Purchase
     of Common Stock dated December 21, 1987, issued to Walter J. Kane
     by the Registrant                                                     --

          (v)     Exhibit 10.31 -- Form of Warrant for the Purchase
     of Common Stock dated December 21, 1987, issued to
     William R. Ott by the Registrant                                      --

          (vi)   Exhibit 10.32 -- Loan Agreement, dated September 8,
     1987, between the Registrant and the National Bank of Southern California, together with Promissory Note and Commercial
     Security Agreement                                                    --

          (vii)  Exhibit 10.33 -- Indemnification Agreement, dated
     May 16, 1988, among the Registrant, Walter J. Kane and
     William R. Ott                                                        --

          (viii) Exhibit 10.34 -- Warrant for the Purchase of
     Common Stock, dated May 16, 1988, issued to Walter J. Kane by
     the Registrant                                                        --

          (ix)   Exhibit 10.35 -- Form of Warrant for the Purchase
     of Common Stock, dated May 16, 1988, issued to William R. Ott
     by the Registrant                                                     --

          (x)    Exhibit 10.36 -- Form of Promissory Note dated
     May 16, 1988, from Registrant to Messrs, Walter J. Kane and
     William R. Ott in the principal amount of $331,000                    --

     I.   INCORPORATED BY REFERENCE AND PREVIOUSLY FILED WITH THE
     ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED MARCH 31, 1989

          (i) Exhibit 10.37 -- Agreement dated July 19, 1986 among the Registrant, Mark L. Mesher, and Axes Robotics Corp.

         (ii)    Exhibit 24 -- Consent of Arthur Young & Company.

     J.   INCLUDED IN THIS REPORT ON FORM 10K:

10.38 Certificate of Designation, Series A Preferred Stock, dated September 11, 1996

10.39 Certificate of Designation, Series B Preferred Stock, dated September 11, 1996

10.40 Certificate of Designation, Series C Preferred Stock, dated September 11, 1996

10.41 Amendment to Certificate of Designation, Series A Preferred Stock, dated September 16, 1996

10.42 Amendment to Certificate of Designation, Series B Preferred Stock, dated September 16, 1996

10.43 Amendment to Certificate of Designation, Series C Preferred Stock, dated September 16, 1996

10.44 Equipment Lease Agreement (s), between MultiMedia Disk Duplicators and the Company, dated December 14, 1993, with modification.

10.45 Equipment Lease Agreement(s) between Star Media Partners and the Company, dated May 3, 1994, with modification.

10.46 Settlement of Judgment, between MultiMedia Disk Duplicators and Star Media Partners and the Company, dated December 16, 1995.

10.47 Form of Non Qualified Stock Option Agreement, for non qualified options declared on pages 23 if this Form 10-KSB (Compensatory Plan or Arrangement)


(b) REPORTS ON FORM 8K

None

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Applied Data Communications, Inc.

Date  July 3, 1997                          By /s/ Walter J. Kane
    ------------------------------            ------------------------------
                                                Walter J. Kane
                                                President
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                  Title                           Date
    ---------                  -----                           ----

    /s/ Walter J. Kane                                         July 3, 1997
    ------------------------   Walter J. Kane                  ------------
                               --------------
                               President, Chief
                               Executive Officer
                               Chairman of the Board
    /s/ Michael Hawkins                                        July 3, 1997
    ------------------------   Michael Hawkins                 ------------
                               ---------------
                               Executive Vice President
                               Director
    /s/ Thomas Garlock                                         July 3, 1997
    ------------------------   Thomas Garlock                  ------------
                               --------------
                               Director
    /s/ Douglas P. Haffer                                      July 3, 1997
    ------------------------   Douglas P. Haffer               ------------
                               -----------------
                               Director
    /s/ John Fuini                                             July 3, 1997
    ------------------------   John Fuini                      ------------
                               ----------
                               Director
    /s/ Barry K. Sugden, Jr.                                   July 3, 1997
    ------------------------   Barry K. Sugden, Jr.            ------------
                               --------------------
                               Chief Financial Officer
                               and Assistant Secretary