Form 10QSB
period 1997-06-30
APPLIED DATA COMMUNICATIONS INC
filed 1997-08-14
CIK 728398

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549
                                     Form 10-QSB
                                      Quarterly
                    Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

For the period ended June 30, 1997 Commission file number 0-12705



                          APPLIED DATA COMMUNICATIONS, INC.
                          ---------------------------------
                (Exact name of registrant as specified in its charter)


    Delaware                                     93-2828385
    --------                                     ----------
(State or other jurisdiction)        (I. R. S. Employer  Identification Number)
of incorporation or organization)

    3324 South Susan St, Santa Ana, California                 92704
    ------------------------------------------                 -----
Address of principal executive offices                     (Zip Code)

Registrant's telephone number, including area code:  714-668-5200
                                                     ------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  X    No
             ---      ---

Number of shares outstanding as of June 30, 1997: Common Stock, $.01 par value 9,951,835 shares.


                                       INDEX

                                                                                                 PAGE
------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Statement Regarding Financial Information                                          3

              Balance Sheets June 30, 1997 (unaudited) and March 31, 1997
              (audited)                                                                         F-1

              Statements of Operations (unaudited) for the Three Months
              ended June 30, 1997, and June 30, 1996                                            F-2

              Statements of Cash Flows (unaudited) for the Three Months
              ended June 30, 1997, and June 30, 1996                                            F-3

              Condensed Notes to Financial Statements                                            4

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          5

PART II   OTHER INFORMATION                                                                      8

    Item 1  Legal Proceedings

    Item 2  Changes in Securities

    Item 3  Defaults Upon Senior Securities

    Item 4  Submission of Matters to a Vote of Security Holders

    Item 5  Other Information

    Item 6  Exhibits and Reports on Form 8-K


SIGNATURES                                                                                       9


                          APPLIED DATA COMMUNICATIONS, INC.

                                     FORM 10-QSB

PART I  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Applied Data Communications, Inc. ("ADC" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission.

                          APPLIED DATA COMMUNICATIONS, INC.

                  BALANCE SHEETS - JUNE 30, 1997 and March 31, 1997
                  -------------------------------------------------

              ASSETS
              ------
                                       June 30        March 31,
                                         1997           1997
                                       ------------------------
                                       (Unaudited)    (Audited)
CURRENT ASSETS
    Cash                                   $69,236       $9,113
    Accounts receivable                     69,053       79,498
    Inventory                                2,186        8,375
    Prepaid expenses                        37,060        4,625

                                       ------------------------
    Total current assets                   177,535      101,611


EQUIPMENT                                   20,861       27,839
    Net of accumulated amortization
    of $83,914 and $73,936 at
    June 30, 1997 and March 31, 1997

OTHER ASSETS
    Other                                   29,000            0





                                       ------------------------
    TOTAL ASSETS                          $227,396     $129,450
                                       ------------------------
                                       ------------------------





                         LIABILITIES AND STOCKHOLDERS EQUITY
                         -----------------------------------
                                                      June 30        March 31,
                                                        1997           1997
                                                      ------------------------
                                                      (Unaudited)    (Audited)
CURRENT LIABILITIES
    Accounts payable                                     $407,356     $482,044
    Accrued expenses                                    1,527,232    1,451,903
    Bank debt                                             349,485      442,803
    Notes Payable                                       3,139,435    2,712,485
                                                      ------------------------
    Total current liabilities                           5,423,508    5,089,235


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Preferred stock, Series A, $.01 par value,
     Authorized 500,000 shares
     Issued and outstanding, 104,890 and 80,790
     shares at June 30, 1997 and March 31, 1997             1,049          808
    Preferred stock, Series B, $.01 par value,
     Authorized 200,000 shares
     Issued and outstanding, 15,370 and 15,370
     shares at June 30, 1997 and March 31, 1997               154          154
    Preferred stock, Series C, $.01 par value,
     Authorized 200,000 shares
     Issued and outstanding, 68,404 and 68,404
     shares at June 30, 1997 and March 31, 1997               684          684
    Common stock, $.01 par value-
     Authorized 10,000,000 shares
     Issued and outstanding--                              99,518       99,518
      9,951,835 and 9,951,835 shares at
      at June 30, 1997 and March 31, 1997

    Additional paid-in capital, preferred stock         2,059,563    1,939,304
    Additional paid-in capital, common stock            9,839,797    9,839,797
    Accumulated deficit                               (17,196,877) (16,840,050)
                                                      ------------------------
                                                       (5,196,112)  (4,959,785)

    TOTAL LIABILITIES AND EQUITY                         $227,396     $129,450
                                                      ------------------------
                                                      ------------------------


           The accompanying notes are an integral part of these statements.

                          APPLIED DATA COMMUNICATIONS, INC.


                               STATEMENT OF OPERATIONS
                               -----------------------

                       FOR THE THREE MONTHS ENDED JUNE 30, 1997
                       ----------------------------------------
                                  AND JUNE 30, 1996
                                  -----------------
                                     (Unaudited)

                                                   1997           1996
                                                 ------------------------

REVENUES                                          122,827        104,614

COSTS AND EXPENSES
    Cost of sales                                  87,904         98,289
    Selling, general and administrative
     expenses                                     290,272        186,113
                                                 -----------------------

                                                  378,176        284,402

OTHER INCOME
    Interest (income)/expense, net                101,478         60,101
                                                 -----------------------
                                                  101,478         60,101

INCOME (LOSS) BEFORE PROVISION
    (BENEFIT) FOR INCOME TAXES                   (356,827)      (239,889)

PROVISION (BENEFIT) FOR INCOME TAXES                    0              0

NET INCOME (LOSS)                                ($356,827)     ($239,889)
                                                 ------------------------
                                                 ------------------------

EARNINGS (LOSS) PER COMMON SHARE                    ($0.04)        ($0.03)
                                                 ------------------------
                                                 ------------------------

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                  9.951,835      8,161,341
                                                 ------------------------
                                                 ------------------------


      The accompanying notes are an integrel part of these financial statements.

                          APPLIED DATA COMMUNICATIONS, INC.

                               STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
              ----------------------------------------------------------

                                                        1997          1996
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES;
  Net Loss                                            ($356,827)   ($239,889)
  Adjustments to reconcile net loss to net
    cash used for operating activities
      Depreciation and amortization                       6,978        7,917
      Compensation for services rendered                      0            0
      Changes in assets and liabilities
        (Increase)/decrease in accounts receivable       10,445       33,210
        (Increase)/decrease in inventories                6,189       28,184
        (Increase)/decrease in prepaid expenses         (61,435)     (13,000)
        Increase/(decrease) in accounts payable         (74,688)     (33,591)
        Increase/(decrease) in accrued expenses          75,329      103,499

                                                      ----------------------
     Net cash used for operating activities            (394,009)    (113,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         0       (1,368)
                                                      ----------------------

     Net cash used in investing activities                    0       (1,368)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase/(decrease) in long term debt                 426,950       (6,083)
  Borrowing/(repayment) of bank loans                   (93,318)      88,240
  Net proceeds from issuance of common stock                  0       37,500
  Net proceeds from issuance of preferred stock         120,500            0
                                                      ----------------------
     Net cash provided by financing activities          454,132      119,657
                                                      ----------------------
INCREASE/(DECREASE) IN CASH AND EQUIVALENTS              60,123        4,619

CASH AND EQUIVALENTS, beginning of period                 9,113        2,974
                                                      ----------------------
CASH AND EQUIVALENTS, end of period                     $69,236       $7,593
                                                      ----------------------
                                                      ----------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES


Supplemental Disclosures
  Cash paid during periods for interest                 $47,597       $6,101




           The accompanying notes are an integral part of these statements

                          Applied Data Communications, Inc.


                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1997

                                     (UNAUDITED)


1.  MANAGEMENT OPINION

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

2.  ACCOUNTING POLICIES

The Company's accounting policies are as stated in its annual report on Form 10-KSB, dated March 31, 1997.

3.  PREFERRED STOCK SALE

In October 1996, the Company initiated a private placement offering of preferred stock, "Series A", as disclosed in its annual report on Form 10-KSB, for the year ended March 31, 1997. The Company is continuing this offering currently, and received $120,500 during the three months ended June 30, 1997.

4.  GOING CONCERN

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

The Company has been engaged in continuous efforts to formulate a restructuring plan. Management is in the process of adding CD-ROM manufacturing and duplication services to its product line. Additionally, the Company is taking measures to increase revenues of its existing products and services. Management is (i) attempting to raise additional funds through a private placement of the Company's Series A preferred stock, and additional borrowings to be used to purchase new machinery used in the CD-ROM process and (ii) continuing to institute operational changes intended to lower operating costs and limit corporate overhead. The impact of these measures and changtes will not be realized until the third quarter of fiscal 1997, at the earliest.

                          APPLIED DATA COMMUNICATIONS, INC.

                                    JUNE 30, 1997


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996.

REVENUES

Revenues for the three months ended June 30, 1997 were $122,827, up $18,213 (17.4%) from $104,614 reported in the comparable period of 1996. These volume levels reflect continued evolution of the software duplication industry toward distribution on CD-ROM (vs distribution on diskette), lower pricing for diskettes, and increasing competition among firms continuing to provide software duplication only on diskette.

Results for the current quarter reflect primarily that for duplication on diskette (59.8%) and fulfillment activity (16.4%), while those for the comparable period for the prior year included duplication sales (64.7%) and equipment sales (18.5%). Average revenue per invoice was $727.79 in the current year compared to $537.63 in the prior year. Indicated revenue figures include maintenance billings for prior year equipment sales of $22,279 in the current year, vs $12,657 previously.

Management had anticipated the trend toward CD-ROM based distribution and believes the competitive position of "diskette only" duplicators will continue to erode. Conversely, it believes that a substantial market niche is available for "independent" (non-captive) software duplicators whose capabilities include CD-ROM, diskette/tape, and packaging/"fulfillment". Consequently, ADC is expediting efforts, begun in 1995, to enter this field and believes such expanded capability will generate opportunities for expanded business in all its product/service lines of business. ADC is completing negotiations with vendors and financing sources to acquire necessary equipment for CD-ROM manufacture. It has also advised its customers and prospects of such plans.

COST OF SALES

Cost of sales were $87,904 or 71.6% of revenues. This compares to $98,289 in the comparable period in the prior year, or 94.3% of revenues. The lower dollar amount in the current year reflects different product mix in the current year, with proportionately more sales related to maintenance contracts. Direct costs including labor, diskettes, labels and similar items, plus depreciation, as a percent of non maintenance sales were 50% of such sales in each year.

OPERATING EXPENSES, INTEREST AND FINANCING EXPENSE

Operating expenses were $290,272 (236.3% of sales), a increase of $104,159 (56.0%) from the $186,113 (177.9% of sales) reported during the comparable quarter in the prior fiscal year. Higher operating expenses in the current period relate primarily to legal costs including those related to the Company's current private placement.

Financing expense in the current period was $101,478 compared with $60,101 for the comparable period in the prior year. The increase of $41,377 (68.8%) reflects the higher average borrowings for the Company's incresed accounts receivable financing.

NET EARNINGS

The Company had a loss of $356,827 (290.5% of sales) for the quarter as compared to a loss of $239,889 (229.3% of sales) for the same period last year. This equates to losses of $.04 and $.03 per share respectively, for the same periods. The higher loss (in both dollars and as a percent of sales) in the current period occurred because higher product margins were more than offset by higher administrative and financing costs. The higher loss per common share includes the effect of an increase in the weighted average number of shares of approximately 1.8 million, related to conversion of certain debts to common stock in October of 1996.

LIQUIDITY AND CAPITAL

During the period ended June 30, 1997, the Company continued to experience a significant level of operating losses, relative to its resources. Net cash used in operating activities in the current period was $394,009 compared with net cash used of $113,670 in the prior year. The higher cash usage in operations in the current year occurred due to a higher loss level and reduction in current liabilities (excluding notes payable). Operations were funded through a combination of increased notes payable and additional equity obtained through the Company's current private placement. The Company's cash balances at June 30, 1997 and June 30, 1996 were $69,236 and $7,593, and its net worth at June 30, 1997 was a deficit of approximately $5.2 million.

The Company's ability to operate effectively during the past several years has been constrained by the extremely low level of its financial resources, by expenditures involving its planned transition to CD-ROM manufacture and by an increasingly competitive market for diskette duplication. Management's efforts to address this situation have focused on raising additional outside funding, continuing to address past financial obligations consistent with resource availability and implementing plans to begin compact disk ("CD") manufacturing.

During the three months ended June 30, 1997, the Company realized cash proceeds of $120,500 from sale of its Series A preferred stock pursuant to its current private placement offering. In addition, it obtained a convertible "bridge loan" of approximately $400,000. These receipts bring the total of funds raised from both the Series A preferred stock and the bridge loan, to approximately $933,000, cumulatively. This increased liquidity, permitting the Company to repay a portion of its receivables financing while continuing repayment of past due trade creditors and restructuring of its balance sheet. ADC completed payment programs with several of such vendors in May and June, and its monthly payments to such trade creditors will have been reduced from approximately $50,000 per month to below $20,000 per month by September 1997.

This funding also permitted the Company to have conducted an audit of its financial records by a firm of outside accountants. Pursuant thereto, the Company filed its annual report with the Securities and Exchange Commission on Form 10-KSB, its first such report since the fiscal year ended March 31, 1989. This begins a process by which the Company anticipates it will return to active trading of its common stock.

It has also initiated an exchange offer with creditors holding $1.9 million in notes payable, to exchange such notes for equity securities of the Company. To the extent this offer is accepted, the Company will further strengthen its balance sheet and reduce interest expenses.

Regarding ADC's plans to begin manufacture of compact disks, subsequent to June 30, ADC relocated its offices to larger facilities in the Santa Ana (California) "enterprise zone". This location will permit a significant reduction of state income taxes at such time as the Company returns to profitability. ADC has also obtained a written commitment for its long term equipment financing, and is finalizing purchase prices and terms for purchase orders necessary for CD manufacturing equipment. The Company is hopeful that such activities will be concluded by September 30, 1997, including the delivery of such equipment and commencement of CD manufacturing. ADC continues to believe that meaningful business opportunities are available in the CD market in view of the increasing availability of CD/DVD readers and products, and future growth projected for this market.

In the meantime, the Company's operating cash environment continues to reflect a shortfall of revenues from existing products to cover its cash needs, including costs related to repositioning the business to convert to CD-ROM production. It will continue to minimize cash outflows and rely on existing credit facilities until it achieves positive operating cash flows. The Company is hopeful that this will begin in late 1997.

                          APPLIED DATA COMMUNICATIONS, INC.

                                     FORM 10-QSB

PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

The Company is party to some litigation with various of its creditors regarding payment of past due financial obligations. The Company has initiated negotiations with such creditors relative to arranging extended payment schedules for such obligations on terms comparable with those effected over the past year.


ITEM 2  CHANGES IN SECURITIES.

None


ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

None


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5  OTHER INFORMATION.

None


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

None

                                      SIGNATURES






In accordance with the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





APPLIED DATA COMMUNICATIONS, INC.
---------------------------------
    (Registrant)



August 15, 1997                   /s/  Barry K. Sugden, Jr
                                       -------------------
Date:                                  Chief Financial Officer