Form 10QSB
period 1997-09-30
APPLIED DATA COMMUNICATIONS INC
filed 1997-11-14
CIK 728398

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549
                                     Form 10-QSB
                                      Quarterly
                     Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


For the period ended September 30, 1997 Commission file number 0-12705


                          APPLIED DATA COMMUNICATIONS, INC.
                (Exact name of registrant as specified in its charter)


               DELAWARE                                93-2828385
(State or other jurisdiction)                (I. R. S. Employer  Identification
of incorporation or organization)                        Number)


               3324 SOUTH SUSAN ST, SANTA ANA, CALIFORNIA                92704
Address of principal executive offices                                (Zip Code)

Registrant's telephone number, including area code:  714-668-5200

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No

Number of shares outstanding as of September 30, 1997: Common Stock, $.01 par value 9,951,835 shares.

                                        INDEX

                                                                            PAGE
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Statement Regarding Financial Information                        3

              Balance Sheets September 30, 1997 (unaudited)
              and March 31, 1997 (audited)                                     4

              Statements of Operations (unaudited) for the Six Months
              ended September 30, 1997, and September 30, 1996                 5

              Statements of Cash Flows (unaudited) for the Six Months
              ended September 30, 1997, and September 30, 1996                 6

              Condensed Notes to Financial Statements                          7

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8


PART II   OTHER INFORMATION                                                   12

              Item 1  Legal Proceedings

              Item 2  Changes in Securities

              Item 3  Defaults Upon Senior Securities

              Item 4  Submission of Matters to a Vote of Security Holders

              Item 5  Other Information

              Item 6  Exhibits and Reports on Form 8-K


SIGNATURES                                                                    13

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

                          APPLIED DATA COMMUNICATIONS, INC.

                              STATEMENT OF OPERATIONS
                            ---------------------------

                      FOR THE PERIODS ENDED SEPTEMBER 30, 1997
                      ----------------------------------------
                              AND SEPTEMBER 30, 1996
                              ----------------------


                                            Three Months Ended                Six Months Ended
                                                September 30,                   September 30,
                                          -----------------------          -----------------------
                                            1997             1996            1997            1996
                                         ----------       ----------      ----------      ----------
REVENUES                                    $ 85,525         $ 76,390        $ 208,352       $ 181,004

COSTS AND EXPENSES
Costs of sales                                62,762           60,565          150,666         158,854
Selling, general and administrative          213,922          152,628          504,194         338,741

                                         -----------------------------     ----------------------------
                                             276,684          213,193          654,860         497,595
OTHER INCOME

Interest (income)/expense, net                77,787           67,932          179,265         128,033
                                         -----------------------------     ----------------------------
                                              77,787           67,932          179,265         128,033

INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES                  (268,946)        (204,735)        (625,773)       (444,624)

PROVISION (BENEFIT) FOR INCOME TAXES                                                 0               0

                                         -----------------------------     ----------------------------

NET INCOME (LOSS)                          ($268,946)       ($204,735)       ($625,773)      ($444,624)
                                         -----------------------------     ----------------------------
                                         -----------------------------     ----------------------------

EARNINGS (LOSS) PER COMMON SHARE              ($0.03)          ($0.03)          ($0.06)         ($0.05)
                                         -----------------------------     ----------------------------
                                         -----------------------------     ----------------------------


WEIGHTED AVERAGE COMMON SHARES             9,951,835        8,161,300        9,951,835       8,161,300
OUTSTANDING                              -----------------------------     ----------------------------
                                         -----------------------------     ----------------------------



     The accompanying notes are an integral part of these financial statements.

                       APPLIED DATA COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND MARCH 31, 1997
                     -------------------------------------

                    ASSETS
                    ------
                             September 30   March 31
                                 1997         1997
                              ---------------------------
                              (Unaudited)  (Unaudited)
CURRENT ASSETS
 Cash                               $38,999       $9,113
 Accounts receivable                 60,384       79,498
 Inventory                            1,686        8,375
 Prepaid expenses                    35,559        4,625


                               --------------------------
Total current assets                136,628      101,611



EQUIPMENT                            13,883       27,839
 Net of accumulated amortization
 of $90,892 and $76,936 at
 September 30, 1997 and
 March 31, 1997





OTHER ASSETS
 Other                                    0            0













                               --------------------------
TOTAL ASSETS                       $150,511     $129,450
                               --------------------------
                               --------------------------


                 LIABILITIES AND STOCKHOLDERS EQUITY
                 -----------------------------------

                                              September 30    March 31
                                                  1997           1997
                                            ----------------------------
                                              (Unaudited)    (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                 $381,410      $482,044
 Accrued expenses                                1,689,548     1,451,903
 Bank debt                                         368,576       442,803
 Notes Payable                                   3,116,035     2,712,485


                                             ---------------------------
 Total current liabilities                       5,555,569     5,089,235


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, Series A, $.01 par value,
 Authorized 500,000 shares
 Issued and outstanding, 122,890 and 80,790
 shares at June 30, 1997 and March 31, 1997         1,169           808
Preferred stock, Series B, $.01 par value,
 Authorized 200,000 shares
 Issued and outstanding, 15,370 and 0 shares
 at June 30, 1997 and March 31, 1997                  154           154
Preferred stock, Series C, $.01 par value,
 Authorized 200,000 shares
 Issued and outstanding, 68,404 and 0 shares
 at June 30, 1997 and March 31, 1997                  684           684
Common stock, $.01 par value-
 Authorized 10,000,000 shares
 Issued and outstanding--                          99,518        99,518
 9,951,835 and 8,161,341 shares at
 June 30, 1997 and March 31, 1997

Additional paid-in capital, preferred stock     2,119,443     1,939,304
Additional paid-in capital, common stock        9,839,797     9,839,797
Accumulated deficit                           (17,465,823)  (16,840,050)
                                              --------------------------
                                               (5,405,058)   (4,959,785)

TOTAL LIABILITIES AND EQUITY                     $150,511      $129,450
                                             ---------------------------
                                             ---------------------------

            The accompanying notes are an integral part of these statements.

                               APPLIED DATA COMMUNICATIONS, INC.

                                   STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
              ------------------------------------------------------------------

                                                                 1997            1996
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                      (625,773)       (444,624)
 Adjustments to reconcile net loss to net
   cash used for operating activities
    Depreciation and amortization                                13,956          15,834
    Stock issued for services rendered                                0               0
    Changes in assets and liabilities
      (Increase)/decrease in accounts receivable                 19,114          75,663
      (Increase)/decrease in inventories                          6,689          37,547
      (Increase)/Decrease in prepaid expenses                   (30,934)        (13,745)
      Increase/(decrease) in accounts payable                  (100,634)        (50,123)
      Increase/(decrease) in accrued expenses                   237,645        (174,903)

                                                            ------------    ------------
Net cash used for operating activities                        (479,937)       (554,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 0          (1,368)

                                                            ------------    ------------
  Net cash used in investing activities                              0          (1,368)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase/(decrease) in long term debt, notes payable          403,550      (2,569,494)
 Borrowing/(repayment) of bank loans                           (74,227)        164,081
 Net proceeds from issuance of common stock                          0       2,947,521
 Net proceeds from issuance of preferred stock                 180,500          17,275
                                                            ------------    ------------
  Net cash provided by financing activities                    509,823         559,383
                                                            ------------    ------------
INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                     29,886           3,664

CASH AND EQUIVALENTS, beginning of period                        9,113           2,974
                                                            ------------    ------------
CASH AND EQUIVALENTS, end of period                             38,999           6,638
                                                            ------------    ------------
                                                            ------------    ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

Supplemental Disclosures
Cash paid during the period for interest                       $71,505        $20,033


               The accompanying notes are an integral part of these statements.

                          Applied Data Communications, Inc.


                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997

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

3.  PREFERRED STOCK SALE
In October 1996, the Company initiated a private placement offering of preferred stock, "Series A", as disclosed in its annual report on Form 10-KSB, for the year ended March 31, 1997. The Company is continuing this offering currently, and received $180,500 during the six months ended September 30, 1997.

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

The Company has been engaged in continuous efforts to formulate a restructuring plan. Management is in the process of adding CD-ROM manufacturing and duplication services to its product line. Additionally, the Company is taking measures to increase revenues of its existing products and services. Management is (i) attempting to raise additional funds through a private placement of the Company's Series A preferred stock, and additional borrowings will be used, in part, to purchase new machinery used in the CD-ROM process and (ii) continuing to institute operational changes intended to lower operating costs and limit corporate overhead. The impact of these measures and changes will not be realized until the third quarter of fiscal 1997, at the earliest.

                          APPLIED DATA COMMUNICATIONS, INC.

                                  SEPTEMBER 30, 1997


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996.

REVENUES
Revenues for the three months ended September 30, 1997 were $85,525, up $9,135 (11.9%) from $76,390 reported in the comparable period of 1996. These volume levels reflect continued evolution of the software duplication industry toward distribution on CD-ROM (vs distribution on diskette), lower pricing for diskettes, and increasing competition among firms continuing to provide software duplication only on diskette.

Results for the current period reflect primarily that for duplication on diskette (59.3%) and fulfillment activity (7.34%), while those for the comparable period for the prior year included duplication sales (54.9%) and service (maintenance) sales (23.8%). Average revenue per invoice was $566.39 in the current year compared to $596.80 in the prior year. Indicated revenue figures include maintenance billings for prior year equipment sales of $13,176 in the current year, vs $18,161 previously.

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


COST OF SALES
Cost of sales were $62,762 or 73.4% of revenues. This compares to $60,565 in the comparable period in the prior year, or 79.3% of revenues. The lower percentage amount in the current year reflects lower materials costs in the current year, with proportionately more sales related to maintenance contracts. Direct costs including labor, diskettes, labels and similar items, plus depreciation, as a percent of non maintenance sales was 45% of such sales vs 50% in the prior year.

OPERATING EXPENSES, INTEREST AND FINANCING EXPENSE
Operating expenses were $213,922 (250.1% of sales), a increase of $61,294 (40.2%) from the $152,628 (199.8% of sales) reported during the comparable quarter in the prior fiscal year. Higher operating expenses in the current period relate primarily to legal and audit costs including those related to the Company's current private placement and audit, outside professional expenses and expenses.related to the Company's relocation.

Financing expense in the current period was $77,787 compared with $67,932 for the comparable period in the prior year. The increase of $9,855 (14.5%) reflects the higher average borrowings for the Company's accounts receivable financing and that related to its bridge loan, obtained in May.

NET LOSS
The Company had a loss of $268,946 (314.5% of sales) for the period as compared to a loss of $204,735 (268.0% of sales) for the same period last year. This equates to losses of $.03 and $.03 per share respectively, for the same periods. The higher loss (in both dollars and as a percent of sales) in the current period occurred because higher product margins were more than offset by higher administrative and financing costs. The loss per common share includes the effect of an increase in the weighted average number of shares of approximately 1.8 million, related to conversion of certain debts to common stock in October of 1996.



SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996.

REVENUES
Revenues for the six months ended September 30, 1997 were $208,352, up $27,348 (15.1%) from $181,004 reported in the comparable period of 1996. Results for the current quarter reflect primarily that for duplication on diskette (57.0%) and fulfillment activity (12.0%), while those for the comparable period for the prior year included duplication sales (60.6%) and service (maintenance) sales (17.2%). Average revenue per invoice was $651.11 in the current year compared to $576.44 in the prior year. Indicated revenue figures include maintenance billings for prior year equipment sales of $35,811 in the current year, vs $30,817 previously.

COST OF SALES
Cost of sales were $150,666 or 72.3% of revenues. This compares to $158,854 in the comparable period in the prior year, or 87.8% of revenues. The lower percentage amount in the current year reflects lower materials costs and different product mix in the current year, with proportionately more sales related to maintenance contracts. Direct costs including labor, diskettes, labels and similar items, plus depreciation, as a percent of non maintenance sales were 48% of such sales vs 50% in the prior year.

OPERATING EXPENSES, INTEREST AND FINANCING EXPENSE
Operating expenses were $504,194 (242.0% of sales), a increase of $165,453 (48.8%) from the $338,741 (214.8% of sales) reported during the comparable quarter in the prior fiscal year. Higher operating expenses in the current period relate primarily to legal costs and audit costs, including those related to the Company's current private placement and audit, outside professional expenses and expenses related to the Company's relocation.

Financing expense in the current period was $179,265 compared with $128,033 for the comparable period in the prior year. The increase of $48,732 (37.7%) reflects the higher average borrowings for the Company's accounts receivable financing and that related to its bridge loan obtained in May.

NET LOSS
The Company had a loss of $625,773 (300.3% of sales) for the period as compared to a loss of $444,624 (245.6% of sales) for the same period last year. This equates to losses of $.06 and $.05 per share respectively, for the same periods. The higher loss (in both dollars and as a percent of sales) in the current period occurred because higher product margins were more than offset by higher administrative and financing costs. The higher loss per common share includes the effect of an increase in the weighted average number of shares of approximately 1.8 million, related to conversion of certain debts to common stock in October of 1996.


LIQUIDITY AND CAPITAL

During the period ended September 30, 1997, the Company continued to experience a significant level of operating losses, relative to its resources. Net cash used in operating activities in the current period was $479,937 compared with net cash used of $554,351 in the prior year. The lower cash usage in operations in the current period occurred because the higher loss level in the current year was offset to a greater extent by increased current liabilities, than occurred in the prior period. Operations were funded through a combination of increased notes payable and additional equity obtained through the Company's current private placement. The Company's cash balances at September 30, 1997 and September 30, 1996 were $38,999 and $6,638, and its net worth at September 30, 1997 was a deficit of approximately $5.4 million.

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

During the period ended September 30, 1997, the Company realized cash proceeds of $175,500 from sale of its Series A preferred stock pursuant to its current private placement offering. In addition, it obtained a convertible "bridge loan" of approximately $400,000. These receipts bring the total of funds raised from both the Series A preferred stock and the bridge loan, to approximately $1.018 million, cumulatively. This increased liquidity permitting the Company to repay a portion of its receivables financing while continuing repayment of past due trade creditors and restructuring of its balance sheet. ADC completed payment programs with several of such vendors in May and June, and its monthly payments to such trade creditors have been reduced to below $50,000 per month.

ADC has also obtained a written commitment for its long term equipment financing, and has negotiated further reductions in equipment prices and extended payment terms for purchase orders necessary for CD manufacturing equipment. The Company is hopeful that such activities will be concluded by December 31, 1997, including the delivery of such equipment and commencement of CD manufacturing. ADC continues to believe that meaningful business opportunities are available in the CD market in view of the increasing availability of CD/DVD readers and products, and future growth projected for this market.

In the meantime, the Company's operating cash environment continues to reflect a shortfall of revenues from existing products to cover its cash needs, including costs related to repositioning the business to convert to CD-ROM production. It will continue to minimize cash outflows and rely on existing credit facilities until it achieves positive operating cash flows. The Company is hopeful that this will begin in its fiscal fourth quarter.

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

APPLIED DATA COMMUNICATIONS, INC.
                (Registrant)


August 15, 1997                    /s/  Barry K. Sugden, Jr
---------------                         -------------------
    Date:                               Chief Financial Officer