Form 10QSB
period 1997-12-31
APPLIED DATA COMMUNICATIONS INC
filed 1998-02-17
CIK 728398

                          SECURITIES AND EXCHANGE COMMISSION


                               Washington, D. C. 20549
                                     Form 10-QSB
                                      Quarterly
                    Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

       For the period ended December 31, 1997 Commission file number 0-12705


                         APPLIED DATA COMMUNICATIONS, INC.
                         ----------------------------------
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

Number of shares outstanding as of December 31, 1997: Common Stock, $.01 par value 9,951,835 shares.

                                       INDEX

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Statement Regarding Financial Information                        3

          Balance Sheets December 31, 1997 (unaudited) and                 F-1
          March 31, 1997 (audited)

          Statements of Operations (unaudited) for the Nine Months         F-2
          ended December 31, 1997, and December 31, 1996

          Statements of Cash Flows (unaudited) for the Nine Months         F-3
          ended December 31, 1997, and December 31, 1996


          Condensed Notes to Financial Statements                          4

     Item 2. Management's Discussion and Analysis of Financial Condition   6
             and Results of Operations

PART II   OTHER INFORMATION                                                9

     Item 1  Legal Proceedings

     Item 2  Changes in Securities

     Item 3  Defaults Upon Senior Securities

     Item 4  Submission of Matters to a Vote of Security Holders

     Item 5  Other Information

     Item 6  Exhibits and Reports on Form 8-K


SIGNATURES                                                                 11

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

                          Applied Data Communications, Inc.


                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997

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

3.  PREFERRED STOCK SALE
In October 1996, the Company initiated a private placement offering of preferred stock, "Series A", as disclosed in its annual report on Form 10-KSB, for the year ended March 31, 1997. The Company is continuing this offering currently, and received $383,500 during the nine months ended December 31, 1997.

4.  EQUIPMENT ACQUISITION AND FINANCING
The Company took delivery of CD-ROM manufacturing equipment totalling approximately $990,000 on December 30, 1997. The Company incurred approximately $900,000 in related indebtedness to be repaid over a three year period, and granted a security interest in this equipment to the lender

5.  DEBT CONVERSION
During December 1997, the Company completed exchange of certain notes payable, totalling approximately $1.7 million, for an equivalent amount of preferred stock.

6.  GOING CONCERN
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported significant losses for the last several years and revenues from existing products do not provide sufficient cash to cover current operating needs. The Company has relied on additional outside equity, obtained through its current private placement, to meet obligations.

The Company has initiated plans to begin replication of compact discs, and recently acquired equipment to add CD-ROM manufacturing and duplication services to its product line. The Company is hopeful that these and other steps taken to increase revenues of its existing products and services will improve existing cash flows. Management is (i) continuing to raise additional funds through a private placement of the Company's Series A preferred stock, and additional borrowings will be used, in part, to purchase new machinery used in the CD-ROM process and (ii) continuing to institute operational changes intended to lower operating costs and limit corporate overhead. The impact of these measures and changes will not be realized until the first calendar quarter of 1998, at the earliest.

                          APPLIED DATA COMMUNICATIONS, INC.

                               STATEMENT OF OPERATIONS
                               -----------------------

                       FOR THE PERIODS ENDED DECEMBER 31, 1997
                       ---------------------------------------
                                AND DECEMBER 31, 1996
                                ----------------------




                                                 Three Months Ended            Nine Months Ended
                                                    December 31,                   December 31,
                                                 -------------------           ------------------
                                                   1997        1996             1997        1996
                                              ------------------------      ------------------------
REVENUES                                      $  119,139     $  94,194      $  327,491    $  275,198

COST AND EXPENSES
  Cost of sales                                   95,857        77,876         246,523       236,730
  Selling, general and administrative            296,222       233,389         800,416       572,130
   expenses
                                              ------------------------      ------------------------
                                                 392,079       311,265       1,046,939       808,860
OTHER INCOME/EXPENSE
  Interest (income)/expense, net                  71,222        90,552         250,487       218,585
                                              ------------------------      ------------------------
                                                  71,222        90,552         250,487       218,585
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                    (344,162)     (307,623)       (969,935)     (752,247)

PROVISION (BENEFIT) FOR INCOME TAXES                   0             0               0             0
                                              ------------------------      ------------------------
NET INCOME (LOSS)                              ($344,162)    ($307,623)      ($969,935)    ($752,247)
                                              ------------------------      ------------------------
                                              ------------------------      ------------------------

NET INCOME/(LOSS) PER COMMON SHARE                ($0.03)       ($0.03)         ($0.10)       ($0.08)
                                              ------------------------      ------------------------
                                              ------------------------      ------------------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                  9,951,835     9,951,385       9,951,385     9,393,966
                                              ------------------------      ------------------------
                                              ------------------------      ------------------------


The accompanying notes are an integral part of these financial statements.

                          APPLIED DATA COMMUNICATIONS, INC.

                                    BALANCE SHEETS
                         DECEMBER 31, 1997 AND MARCH 31, 1997
                         ------------------------------------

                                        ASSETS
                                        ------

                                           December 31,         March 31,
                                               1997                1997
                                           --------------------------------
                                            (Unaudited)         (Audited)
CURRENT ASSETS
  Cash                                       $    2,920             $ 9,113
  Accounts receivable                            58,104              79,498
  Inventory                                       5,453               8,375
  Prepaid expenses                               37,590               4,625
  Deferred Charges                              127,875                   0

                                           --------------------------------
Total current assets                            231,942             101,611

EQUIPMENT                                       863,549              27,839
  Net of accumulated amortization
  of $98,184 and $76,935 at
  December 31, 1997 and March 31, 1997

OTHER ASSETS
  Other                                               0                   0
                                           --------------------------------
TOTAL ASSETS                                 $1,095,491            $129,450
                                           --------------------------------
                                           --------------------------------

                         LIABILITIES AND STOCKHOLDERS EQUITY
                         -----------------------------------

                                                               December 31,    March 31,
                                                                   1997           1997
                                                          --------------------------------
                                                                (Unaudited)    (Audited)
CURRENT LIABILITIES
  Accounts payable                                             $    425,116   $    482,044
  Accrued expenses                                                1,425,347      1,451,903
  Bank debt                                                         364,888        442,803
  Notes Payable                                                   1,823,890      2,712,485
  Current Maturities, Long Term Debt                                313,216              0
  Income taxes payable                                                    0              0
                                                               ---------------------------
  Total current liabilities                                       4,352,457      5,089,235

Long Term Debt                                                      587,006              0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, Series A, $.01 par value,
     Authorized 500,000 shares
     Issued and outstanding, 150,490 and 80,790 shares
     at December 31, 1997 and March 31, 1997                          1,689            808
  Preferred stock, Series B, $.01 par value,
     Authorized 200,000 shares
     Issued and outstanding, 32,798 and 0 shares
     at December 31, 1997 and March 31, 1997                            154            154
  Preferred stock, Series C, $.01 par value,
     Authorized 200,000 shares
     Issued and outstanding, 68,404 and 0 shares
     at December 31, 1997 and March 31, 1997                            684            684
  Common stock, $.01 par value--
     Authorized 10,000,000 shares
     Issued and outstanding--                                        99,518         99,518
      9,951,835 and 9,951,835 shares
      at December 31, 1997 and March 31, 1997

Additional paid-in capital, preferred stock                       4,024,171      1,939,304
Additional paid-in capital, common stock                          9,839,797      9,839,797
Accumulated deficit                                             (17,809,985)   (16,840,050)
                                                               ---------------------------
                                                                 (3,843,972)    (4,959,785)

TOTAL LIABILITIES AND EQUITY                                   $  1,095,491  $     129,450
                                                               ---------------------------
                                                               ---------------------------

                           APPLIED DATA COMMUNICATIONS, INC.

                               STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
          -----------------------------------------------------------------


                                                      1997             1996
                                                  ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         ($969,935)       ($752,247)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
     Depreciation and amortization                    21,248           23,751
     Stock issued for services rendered
     Changes in assets and liabilities
      (Increase)/decrease in accounts receivable      21,394           56,879
      (Increase)/decrease in inventories               2,922           51,539
      (Increase)/decrease in prepaid expenses        (32,965)         (13,745)
      Increase/(decrease) in accounts payable        (56,928)         (97,160)
      Increase/(decrease) in accrued expenses        (26,556)         (80,663)
      (Increase)/decrease in other assets           (127,875)               0
      Increase/(decrease) in other liabilities             0                0
                                                  ----------       ----------
  Net cash used for operating activities          (1,168,695)        (811,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment               (856,958)          (1,368)

                                                  ----------       ----------
  Net cash used in investing activities             (856,958)          (1,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in notes payable                (888,595)      (2,593,561)
Increase/(decrease) in current maturities
 long term debt                                      313,216                0
Increase/(decrease) in long term debt                587,005                0
Borrowing/(repayment) of bank loans                  (77,915)         393,141
Net proceeds from issuance of common stock                 0        1,397,258
Net proceeds from issuance of preferred stock      2,085,748        1,642,538
                                                  ----------       ----------
  Net cash provided by financing activities        2,019,460          839,376
                                                  ----------       ----------
INCREASE/(DECREASE) IN CASH AND EQUIVALENTS           ($6,193)         $26,362

CASH AND EQUIVALENTS, beginning of period              9,113            2,974
                                                  ----------       ----------
CASH AND EQUIVALENTS, end of period                   $2,920          $29,336
                                                  ----------       ----------
                                                  ----------       ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

Supplemental Disclosures
Cash paid during the period of interest              $88,847          $56,585


           The accompanying notes are an integral part of these statements

                         APPLIED DATA COMMUNICATIONS, INC.


                                 DECEMBER 31, 1997


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996.

REVENUES
Revenues for the three months ended December 31, 1997 were $119,139, up $24,945 (26.5%) from $94,194 reported in the comparable period of 1996. These volume levels reflect continued evolution of the software duplication industry toward distribution on CD-ROM (vs distribution on diskette), lower pricing for diskettes, and increasing competition among firms continuing to provide software duplication only on diskette.

Results for the current period reflect primarily that for duplication on diskette (57.3%) and compact disc (27.4%), while those for the comparable period for the prior year included duplication sales (62.5%) and service (maintenance) sales (18.5%). Average revenue per invoice was $916.45 in the current year compared to $577.88 in the prior year. Indicated revenue figures include maintenance billings for prior year equipment sales of $14,555 in the current year, vs $17,412 previously.

The trend toward CD-ROM based distribution has accelerated, increasing price competition among "diskette only" duplicators. The Company's plans to add CD-ROM manufacturing capability to its other replication services took a major step forward during the quarter with delivery of its new state-of-the-art replication equipment on December 30, 1997. The Company believes that addition of in-house CD-ROM capability will allow it to better service its primary customers, medium sized software developers, by adding this "full service" capability. The Company anticipates beginning production during February 1998. Consistent with these plans, the Company has intensified its marketing of CD duplication services, as the basis for full scale marketing of CD services in FY99. Several new customers have been added, which has increased CD sales significantly over those of the prior year.

COST OF SALES
Cost of sales were $95,857 or 80.4% of revenues. This compares to $77,876 in the comparable period in the prior year, or 82.7% of revenues. The lower percentage amount in the current year reflects a modestly more favorable product mix, with a lower proportion of sales coming from diskette duplication where price competition is more developed. Direct costs including labor, diskettes, labels and similar items, plus depreciation, as a percent of non maintenance sales was 40.1% of such sales vs 50.0% in the prior year.

OPERATING EXPENSES, INTEREST AND FINANCING EXPENSE
Operating expenses were $296,222 (248.6% of sales), an increase of $62,833 (26.9%) from the $233,389 (247.8% of sales) reported during the comparable quarter in the prior fiscal year.

Primary expenses in both years are compensation, rent, financing and legal expenses. Higher operating expenses in the current period relate primarily to legal costs including those related to the Company's current private placement and expenses related to the Company's exchange of $1.7 million in notes payable for preferred stock, completed in December.

Financing expense in the current period was $71,222 compared with $90,552 for the comparable period in the prior year. The decrease of $19,330 (21.3%) reflects lower effective borrowing rates for the Company's accounts receivable financing.

NET LOSS
The Company had a loss of $344,162 (288.9% of sales) for the period as compared to a loss of $307,623 (326.6% of sales) for the same period last year. This equates to losses of $.03 and $.03 per share respectively, for the same periods. The higher loss (in dollars) in the current period occurred because higher product margins and lower interest costs were more than offset by higher administrative and financing costs.


NINE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996.

REVENUES
Revenues for the nine months ended December 31, 1997 were $327,491, up $52,293 (19.0%) from $275,198 reported in the comparable period of 1996. Results for the current period reflect primarily that for duplication on diskette (57.1%) and compact discs (14.8%), while those for the comparable period for the prior year included duplication sales (61.3%) and service (maintenance) sales (17.5%). Average revenue per invoice was $724.54 in the current year compared to $477.00 in the prior year. Indicated revenue figures include maintenance billings for prior year equipment sales of $51,062 in the current year, vs $48,233 previously.

COST OF SALES
Cost of sales were $246,523 or 75.3% of revenues. This compares to $236,730 in the comparable period in the prior year, or 86.0% of revenues. The lower percentage amount in the current year reflects more favorable product mix in the current year. Direct costs including labor, diskettes, labels and similar items, plus depreciation, as a percent of non maintenance sales were 45.1% of such sales vs 50.0% in the prior year.

OPERATING EXPENSES, INTEREST AND FINANCING EXPENSE
Operating expenses were $504,194 (242.0% of sales), an increase of $228,286 (39.9%) from the $572,130 (207.9% of sales) reported during the comparable quarter in the prior fiscal year. Higher operating expenses in the current period relate primarily to legal costs and audit costs, including those related to the Company's current private placement and audit, outside professional expenses and expenses related to the Company's relocation and its recently completed debt exchange.

Financing expense in the current period was $250,487 compared with $218,585 for the comparable period in the prior year. The increase of $31,902 (14.6%) reflects the higher average borrowings for the Company's accounts receivable financing.

NET LOSS
The Company had a loss of $969,935 (296.2% of sales) for the period as compared to a loss of $752,247 (273.4% of sales) for the same period last year. This equates to losses of $.10 and $.08 per share respectively, for the same periods. The higher loss (in dollars) in the current period occurred because higher product margins were more than offset by higher administrative and financing costs.


LIQUIDITY AND CAPITAL

During the period ended December 31, 1997, the Company continued to experience a significant level of operating losses, relative to its resources. Net cash used in operating activities in the current period was $1,168,695 compared with net cash used of $811,646 in the prior year. The higher cash usage in operations in the current period occurred because of the higher loss in the current year.
Cash usage for investing activities was impacted by acquisition of CD-ROM manufacturing equipment costing approximately $990,000. These activities were funded by additional equity obtained through the Company's current private placement and long term equipment financing. The Company further strengthened its balance sheet by converting $1.7 million in notes payable into preferred stock, which will also reduce future interest expense. The Company's cash balances at December 31, 1997 and December 31, 1996 were $2,920 and $29,336, and its net worth at December 31, 1997 was a deficit of approximately $3.8 million.

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

During the current fiscal year, the Company realized cash proceeds of $383,500 through its current private placement offering, including $132,972 in December. Cumultaive funds raised, including a $400,000 "bridge loan", now total approximately $1.2 million. This has permitted the Company to continue orderly repayment of past due trade creditors and restructuring of its balance sheet.

The Company's plans to begin CD manufacturing will involve additional expenditures for peripheral equipment and for marketing and organizational expense, including a modest increase in staffing. Although ADC anticipates an increase in revenues from CD replication, it continues to anticipate an operating loss for the near future, albeit at reduced levels. ADC continues to believe that meaningful business opportunities are available in the CD market in view of the increasing availability of CD/DVD readers and products, and future growth projected for this market.

In the meantime, the Company's operating cash environment continues to reflect a shortfall of revenues from existing products to cover its cash needs, including costs related to repositioning the business to convert to CD-ROM production. It will continue to minimize cash outflows and rely on existing credit facilities and proceeds from its current private placement until it achieves positive operating cash flows. The Company is hopeful that this will begin in the first fiscal quarter (April) of 1998.

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


APPLIED DATA COMMUNICATIONS, INC.
---------------------------------
   (Registrant)


February 13, 1998                         /s/  Barry K. Sugden, Jr
-----------------                        -------------------------
  Date:                                  Chief Financial Officer