Form 10KSB
period 2001-03-31
APPLIED DATA COMMUNICATIONS INC
filed 2001-07-02
CIK 728398

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               ------------------------------------------------
                            Washington, D.C. 20549

                                  Form 10-KSB
                                  -----------
               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

-------------------------------------------------------------------------------

                   For the fiscal year ended March 31, 2001
                        Commission File number 0-12705

                       Applied Data Communications, Inc.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                      95-2828385
         --------                                      ----------
  State or other jurisdiction                  IRS Employer Identification
        of incorporation                                 Number

    Registrant's address:  3324 South Susan St, Santa Ana, California 92704
      Registrant's telephone number, including area code:  (714) 668-5200

          Securities registered pursuant to Section 12 (b) of the Act:

  Title of each class             Name of each exchange of which registered
  -------------------             -----------------------------------------
        None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

  Yes [_]           No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: more than $2,000,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No reported market value

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Shares issued as of June 25, 2001:
9,951,835.

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                              Format (Check One):

                                 Yes [_] No [_]

                                     Part 1
                                     ------

Item 1  Description of Business
-------------------------------

GENERAL:

Applied Data Communications, Inc. ("we" or "ADC" or the "Company") was organized under the laws of the State of Delaware on July 5, 1972. ADC offers services including optical disk replication, printing, packaging and fulfillment, warehousing, and distribution. The Company's customers represent a variety of industries, including publishing firms, computer hardware and software companies, and retail businesses.


INDUSTRY:

CD-ROM, one form of optical disc technology, was initially used for storing vast quantities of data. Today, CD-ROM is the primary method of software distribution for many business-to-business and consumer software companies. CD-ROM is also a popular medium for marketing, training, promotions, game distribution and other types of communication. With the growing use of DVD, or digital versatile disc, optical disc technology has the opportunity for increased penetration into business and consumer products and services. DVD is predicted to eventually displace videotape as the primary form of distributing popular movies. With DVD's vast storage, it is expected to play an increasingly important role in corporate training and presentation programs that require extensive use of graphics, audio, video and interactive presentation capabilities. A major factor contributing to the successful establishment of optical technology is the degree of standardization achieved in the early stages of market development. Adherence to these standards has significantly contributed to the growth of optical disc technology.

During the 1990s, CD-ROM became the dominant medium for software distribution nearly replacing diskettes. CD-ROM technology combines audio, video, text and graphics in one medium with the capability to store, search, and retrieve large quantities of information. One CD-ROM can contain up to 650 megabytes of data.

According to industry analysts, the growth in CD, CD-ROM and DVD unit volume is expected to continue into 2002 with an annual unit volume of 12 billion.

DVD is becoming the accepted new medium for home video distribution. Early adaptation of DVD technology primarily has been for movies. Because of the capacity of DVD-Video, movies can be presented in more than one language, can have movie outtakes, interviews, behind-the-scenes information and web connectivity; capabilities absent on videotape formats. It is also believed that DVD-Video could be used for company training and sales presentations. Industry analysts believe the DVD-Video format will replace the VHS format in the pre-recorded market over time as DVD-Video experiences no image or sound degradation over normal usage and offers greater storage capacity, indexing, random access and lower manufacturing costs. Industry analysts estimate the worldwide installed base of DVD-Video players and DVD PC drives will reach over 175 million players by 2004. DVD-ROM technology represents a type of optical disc that can hold up to 18 gigabytes of information, or over twenty times the amount of the current CD-ROM. It is projected that DVD-ROM will coexist and could eventually replace CD-ROM and expand the utilization of optical disc with greater graphic and video applications. This expansion will first require new DVD-ROM drives to be installed in order to have significant market penetration. DVD-ROM drives began to be introduced during

1997 and are standard equipment on most new personal computers. DVD-ROM has grown at a slower rate than DVD-Video, but its increased storage capacity allows DVD-ROM to be the natural replacement for CD-ROM as programs expand and require more storage capacity.

Some software publishers and computer hardware OEMs still dedicate in-house resources to manufacturing and fulfillment. However, demand exists for outsource services from providers who can reliably manufacture and process multimedia products within short turnaround times.


PRODUCTS AND SERVICES:

ADC provides a wide range of software duplication and fulfillment services for major software producing firms serving general computer users and users within the specific fields of educational and entertainment software. The range of these services encompasses the following elements:

     .       Duplication of diskettes, including purchase, production, printing and affixing of labels.
     .       Replication of optical disks including multi-color silk screen
             (printing) processing.
     .       Packaging and "fulfillment" (assembly/stuffing/mailing) of diskettes, optical disks and related printed materials.
     .       Procurement of packaging materials.

Print Management
----------------
The Company receives print specifications from its customers, facilitates printing purchases and implements quality controls to ensure on-time delivery of the end product.

Replication
-----------
Optical disks (CDs) are replicated using an integrated robotic line process which incorporates plastic injection molding, metalizing, lacquering and inspection equipment. The replication process begins with the injection of high quality, CD-grade polycarbonate into the mold cavity where the metal stamper has been mounted. The top surface of the molded clear polycarbonate disc containing all of the digitized data is then covered with a metallic coating to provide for reflection of the reading laser beam in the player. A thin layer of lacquer is then applied over the metal to protect it and to serve as a base for printing on the disc. Unacceptable disks are detected and discarded through an automated, inline inspection process.

Packaging
---------
The Company has automated equipment to provide for commonly requested packaging configurations. Currently, standard CD packaging configurations include the plastic "jewel box" with customer or ADC supplied print material in the bottom and top of the box and paper or chipboard sleeves. For non-automated assembly requirements, the Company provides a full range of hand assembly options. The Company works with its customers to develop sophisticated retail packaging configurations. ADC has complete packaging ability, including boxes, literature, jewel cases, inserts, overwrapping, and shrinkwrapping.

CD Business Cards
-----------------
The Company produces CD Business Cards, which are capable of holding 32-64 MegaBytes of sales information and which can automatically launch to a web site.

TECHNOLOGICAL CHANGE:

Coincident with the development of faster computer processing capability at an affordable cost has come development of "multimedia" applications programs which combine presentation of information using words, enhanced pictures or symbols (including moving pictures) and sound. This technology has become increasingly complex, involving larger and more complex applications programs. This has caused a transition from distributing such applications on floppy diskettes to alternative technology including electronically or through optical media, such as CD-ROM, short hand for "compact disk, read only memory".

With recent breakthroughs in technology, the CD-ROM disk, using the digital video disk ("DVD") format, is now capable of storing enough megabytes of digital information to run a full feature length (133 minute) movie. The immediate benefits to the viewer will be greatly enhanced picture resolution along with full digital sound. More broadly, it will offer enhanced performance, higher capacity, faster access and lower cost in all areas of computer and home entertainment. It is anticipated that DVD technology may eventually replace the VHS tape format and become an industry standard for home video entertainment. DVD technology became available to the general public in March 1997, with introduction of DVD players from Sony, Panasonic and Phillips, and movies from Time Warner, and other studios. Consequently DVD has achieved greater consumer market penetration than did VHS tape during a comparable period in its introduction, including sale of 260,000 hardware units in the 15 months ended June 30, 1998 (Replication News) and 2.7 million DVD software discs in the 12 months ended June 30, 1998 (Los Angeles Times/Videoscan).

ADC began CD production in March, 1998 using state-of-the-art CD-ROM manufacturing equipment, which is capable of producing DVD/CD with the addition of certain engineering upgrades. This will allow it to produce not only current conventional formats but also new DVD formats.

Other existing technologies also compete with the Company's products that deliver digital information. Portable media, such as digital audiotape, digital compact cassette and mini-disc have already been introduced commercially but have not yet achieved widespread consumer acceptance. In addition, one-time recordable CDs ("CD-R") are available and are often used to replicate short run products that are more expensive to manufacture in the traditional manner. The Company does not expect any of these technologies to expand beyond their current markets in the near future.

Electronic on-line delivery of digital information, such as through the Internet, is a potential future competitor of CD and DVD technology. The Company believes that current and projected transmission speeds and infrastructure limitations of on-line delivery systems will prevent them from replacing CD and DVD technology in the foreseeable future. In addition, future advances in CD and DVD technology, such as higher speed drives and greater data compression, could increase the advantages of these technologies over electronic on-line delivery and other potential competitive technologies.


MARKETS:

The market for the Company's present and anticipated software duplication services is large, at approximately $15.0 billion (source International Data

Corporation). It includes organizations seeking to augment their own software duplication capabilities, businesses seeking to outsource their entire duplication services and organizations which have no mass duplication capabilities (SIC Code 7379). ADC currently serves the promotional, catalog, CD-ROM and entertainment markets. Product promotion requires sleeving, over-wrapping or shrinkwrapping with postage and mailing list management. The catalog market involves repetitive runs, usually monthly, and requires sleeving, some printing, and some mailing requirements. The CD-ROM market requires retail-ready packaging. The entertainment market primarily involves music and is served through brokers.

The Company's marketing plan involves positioning itself as a full service provider of electronic media duplication services including related packaging and fulfillment functions. "Fulfillment" activities will include creation/manufacture of packaging, stuffing and insertion of material into the marketing package, warehousing and physical distribution.


COMPETITION:

Management believes that the media duplication services market has three distinct elements, based on the size of competitors: (i) large "captive" replicators, (ii) large independent producers and (iii) small to modest sized independents. Large "captive" producers produce primarily for their parent firms, whose main business is production of software or entertainment content. These firms include Time Warner, Sony, and EMI, who produce their own CD products to control delivery, quality, margins and unauthorized reproduction. Large independent producers have either close alliances with the entertainment industry, through post production services, or offer complementary services (printing, etc.). These firms include Cinram/DMI, Carleton/Nimbus, Imperial Printing and others.

The multimedia service industry is highly competitive and is experiencing consolidation. The Company competes primarily with independent service providers and, to a lesser extent, with affiliates of major international music companies and small localized service providers. Each of these producers generally services a defined set of customer needs.

     . Independent service providers.  Participants in this segment include
       -----------------------------
     companies such as Zomax, Disctronics, Inc., Bertlesman, Cinram International Inc., Startek Corporation, Future Media Productions, Modus Media International and Metatec Corporation. Independent service providers generally have the ability to handle large volume requirements and have varying degrees of service capability.

     . Affiliates of major international music companies.  This category
       -------------------------------------------------
     consists of large manufacturers who are affiliated with major international music companies such as Sony Music Entertainment, Inc., PolyGram Holdings, Inc., Warner Music, BMG Music and EMI Music. These service providers dedicate a majority of their manufacturing capacity to the production of CD-Audio for affiliated record labels and typically offer a limited range of services.

     . Small localized service providers.  These service providers generally
       ---------------------------------
     have limited production capacity and offer a limited range of related services. The complexity of the manufacturing process and the large capital investment required to maintain and upgrade capacity generally constrain these small service providers.

The Company's primary competition will be among small "independent" producers, including CD replicators and packaging firms. These are many and fragmented and no single company controls this market segment. This, in part, is due to the regional nature of the duplication services market, where shipping costs, relative to the cost of the entire delivered software product, and desire by the software customer to effect fast turnaround and maintain close working relationships, has caused business to be conducted within relatively close geographic proximity between customer and vendor.

In contrast, management also believes that the barriers to entry into the market, with regard to manufacturing CD-ROM products, will be greater than the barriers to entry in the diskette duplication services market due to the significantly higher cost ($1.5-2.0 million) of CD-ROM manufacturing equipment in comparison to that used for duplicating software on diskettes. This will constitute a barrier to entry to the Company's competitors. Competition within the CD-ROM market segment is based on similar considerations, with more restrictive production tolerances as relate to the production of compact disc media.

The Company's strategy is to compete on the basis of its quality (including accuracy), reliability, service and price. The Company's success will depend on its ability to obtain contracts with software publishers. To do so, the Company must maintain its quality and level of service and continue to enhance its software duplication process to keep pace with any technological changes (see "Technology Change").

Many of the Company's national and regional competitors are, and future potential competitors may be, larger and more established with greater financial and other resources than the Company, particularly as consolidation in the industry continues. As a result, such competitors may be able to respond more quickly to market changes or to devote greater resources to the manufacture, promotion and sale of their products and services than the Company.

The Company believes that it competes favorably with its competitors with respect to quality, service, reliability, price, manufacturing capacity and timely delivery of product, the principal competitive factors in this industry.


CUSTOMER PROFILE:

The Company's primary services involve providing software duplication and related packaging and fulfillment services to software publishers. Primary marketing efforts have focused on low to moderate volume software publishers. These software products are typically (i) general interest utilities or general use application software, (ii) education/entertainment ("edutainment") programs, sold to the general public or (iii) catalogue or advertising materials, distributed as advertising or used internally.

These software products are sold primarily on CD-ROM media. The Company believes its current duplication and packaging capacity, low overhead and procurement costs through arrangements with its associated print and packaging vendors, allows ADC to offer among the most competitive prices in the industry for orders of this volume.

Since the Company's initiation of CD manufacturing services, its product mix has involved computer software, entertainment and catalogue or advertising materials. Software/entertainment products, or other "end use" products are typically provided to CD brokers or firms without CD manufacturing capability on behalf of their clients. Catalogue/advertising products are typically provided to product developers. Such orders are typically 5-10,000 units in quantity and may be shipped either in bulk or in cardboard sleeves or plastic "jewel case" boxes. The Company anticipates that its average order quantity and margin will increase after it has obtained certain complementary printing and packaging equipment, which will permit provision of more complete service to its customers.


SALES AND MARKETING:

The Company markets its software duplication services through its internal sales force of four persons, plus the part time efforts of its Chief Executive Officer, as well as through a network of sales brokers within its market area. The Company's internal sales force is paid a base salary plus commission based on sales volume. Its network of brokers is compensated solely upon sales volume generated, and typically paid at rates of 3-5% of such sales. In addition, the Company also advertises in the local yellow pages and other local print media, and generates sales based upon such activities.

The Company's marketing strategy is aggressive and includes plans to advertise in targeted markets, make presentations to targeted accounts, and expand its E-Commerce through an enhanced web site and through E-Commerce partners. In addition, the Company plans to increase the size of its sales force.


MANUFACTURING:

The Company at year-end had four automated CD-ROM replication lines at its facility in Santa Ana, California. ADC's replication activities involve purchase of materials in bulk quantities from various suppliers located in the United States, principally in the Southern California area and receipt of customer provided materials, including a master CD, which contains the content to be replicated. Replicated CD's, plus other inserted materials, are then packaged as instructed by the Company's customers, for shipment to the customer or a location designated by such customer. The Company also arranges for printing of various materials included in the complete package.

ADC's replication machinery is able to produce over 2.0 million CDs or CD-ROM's per month. ADC intends to add more CD replication machines, also incorporating DVD formats.

The Company also has three multi-color screen printing machines which are used to decorate or finish the blank surface of the optical disk. Our equipment can print approximately 2.0 million CD's per month, including bulk printing of blank optical disks manufactured elsewhere.

The Company also has CD packaging equipment to sleeve, tab and shrink-wrap finished product.

The process of manufacturing a CD involves heating plastic granules and forcing them through a die to form the flat compact disc ("CD"). During this process, the CD surface is marked by the die so as to be "read" by the reading device in a CD-ROM device.

Management believes that in order to be competitive, the Company will need to have access to the most advanced replication and packaging systems available and additional capacity for pressing and printing activities. ADC plans to increase its manufacturing capacity as soon as the market and its resources will permit.


PATENTS AND LICENSES:

The Company holds no patents or licenses.

ADC, like most other CD and DVD manufacturers, uses patented technology primarily under nonexclusive licenses. These licenses generally provide for the payment of royalties based upon the number, size and use of CDs and DVDs sold and terminate either upon the expiration of the patents being licensed or on a certain date.

We have been offered licenses by U.S. Philips Corporation ("Philips") and are in the process of applying for those licenses, beginning with determining the amount owed on accrued royalties, which would cover all past replications, to date and paying the first installment. The expected amount of royalties due should not be material to the results of operations going forward, although initially the royalties could be material depending upon our working capital level.


BACKLOG:

The backlog was approximately $264,000 on June 25, 2001. This will be shipped within 15 working days as our order turn is normally 5-10 days. Therefore, the backlog of $264,000 corresponds with monthly revenues of about $1 million. We believe we will continue to experience repeat orders from our key customer base.


MATERIALS AND SUPPLIES:

Each of the principal supplies used by the Company is available from several commercial sources, and the Company does not depend upon any single source for a significant portion of its supplies. However, for CD stampers, the Company has relied upon a single source. The Company has multiple suppliers of other materials and management believes that stampers could be obtained elsewhere if needed without a significant delay or increased cost.


EMPLOYEES:

At March 31, 2001, the Company employed 24 persons on a permanent basis, of whom 4 were administrative personnel, including the Company's Chief Executive Officer, Walter J. Kane, and five were involved in sales and customer support. The Company also retains additional labor support on an "as needed" and temporary basis as required for production support. The Company's operations are conducted in an area where it has experienced no difficulty in obtaining such temporary workers. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and the Company believes that its employee relations are excellent.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS:

Certain statements contained in this Annual Report on Form 10-K are forward-looking, based on current expectations. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results and sales efforts. Investors are cautioned that all forward-looking statements involve certain risks and uncertainties, including among others those identified below. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, such factors include, among others, (i) the Company's ability to sustain and manage its growth and implement its business strategy, including the integration of newly acquired and geographically dispersed operations; (ii) the Company's ability to adapt quickly to changes in information storage and retrieval technology; (iii) the Company's reliance on a few key customer and strategic relationships; (iv) the trend of consolidation in the industry and the ability of the Company to effectively compete in an intensely competitive environment; (v) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (vi) risks associated with establishing and maintaining international operations; (vii) the risks associated with price declines; (viii) the Company's dependence on its ability to obtain and maintain licenses to use patented technology in its manufacturing operations; and (ix) general economic factors over which the Company has no control.


NEED FOR ADDITIONAL FINANCING/RISK FACTORS:

We have incurred substantial losses and we are currently recovering from a severe shortage of working capital and accordingly are in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, additional debt financing or otherwise.

ADC has not recently been, and may never again be, profitable.

ADC could lose revenue to competitors. There are many companies that provide CD and DVD manufacturing and printing. ADC competes with all of these companies for dollars. This competition is intense and is expected to increase significantly in the future as the number of competitors continues to grow. ADC's success will depend upon the perceived value of its products and services relative to other available alternatives, both in the United States and elsewhere. Increased competition could result in:

     .  price reductions and lower profit margins;

     .  lower revenues;

     .  loss of customers;

     .  reduced cash flow;

     .  loss of market share.

Many of ADC's current and potential competitors have significantly greater financial, technical, marketing, sales, and other resources than ADC does. ADC's competitors may develop services and other offerings that are superior to ADC's or that achieve greater market acceptance. Competitors also may be able to:

     . undertake more extensive marketing campaigns for their brands and services;

     .  adopt more aggressive pricing policies;

     . use superior technology platforms to manufacture their products and services; and

     . make more attractive offers to potential employees, distribution partners, advertisers and third party vendors and providers.

ADC may be subject to claims arising in the normal course of its business and financing activities that could be costly and time-consuming to resolve. If such claims, if any, cannot be resolved through a negotiated settlement, ADC could become a party to litigation. Litigation, even if ADC is successful, could result in substantial costs and diversion of resources and management attention. An adverse determination in litigation could subject ADC to significant liability.

The loss of key personnel may harm ADC's ability to grow its business. The future success of ADC depends in part on the continued service of key management personnel and on ADC's ability to attract, retain and motivate skilled employees. Competition for engineering, design, sales and marketing personnel is intense, and ADC may be unable to attract or retain employees. The employment of ADC's employees is "at will" and can be terminated at any time. The loss of the services of any key employees and the failure to attract and retain other qualified employees would harm ADC's ability to develop and manage its business.

Item 2.  Description of Property
--------------------------------

The Company's principal executive, administrative and manufacturing operations are located in office facilities of 14,400 square feet, in an industrial park located in Santa Ana, California. The leases for this facility is due to expire in June 2003. The Company believes that its current facilities are adequate to support planned expansion of CD-ROM activities for the next two years.

Item 3.  Legal Proceedings
--------------------------

The Company has pending only normal legal proceedings ordinary for a business of this type. The management of the Company does not believe that an adverse result in any of these proceedings would be material to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

During the fiscal year ended March 31, 2001, the Company did not hold an annual meeting, and there were no matters submitted for a vote of the Company's security holders.

                                    Part II
                                    -------

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

There is no public trading market for the Company's Common Stock. There are 9,951,835 shares of Common Stock outstanding. There are approximately 18,000,000 shares of the Company's Common Stock subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. The Company believes all of the shares of common stock that are outstanding plus the total amount of common equity issuable under all equity securities of the Company could be sold under Rule 144 under the Securities Act or will be registered by the Company for sale by security holders.

The Company neither has declared nor paid any cash dividends. The Company does not anticipate the payments of cash dividends in the foreseeable future.

There are approximately 400 holders of record of the Company's Common Stock, par value $.01, and there are no other classes of common equity outstanding.

The Company anticipates that within the calendar year 2001, the Company's common stock will be publicly trading again.

Item 6.  Management's Discussion and Analysis
---------------------------------------------

The following should be read in conjunction with the financial statements and notes appearing in this Form 10-KSB as filed by amendment pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended.

With our limited marketing resources, it is truly remarkable, but our order rates have reached new records as of the date hereof.

CD production orders are increasing month by month. Optical disc printing orders are being booked at an even better rate than production orders. We expect this trend to be the driver of significant growth for the next 24 to 36 months. Also, manufacture of optical disc jewel cases is a new area that we feel could positively enhance our revenue opportunities in a material way.

Throughout the year, ADC had available four press lines and two printers, plus additional packaging equipment, which we believe contributed to our ability to solicit additional new business. Our recent order booking rate has increased substantially. From here we feel that the amount of financing available will be the only material constraint for our growth opportunities.

After successful growth from $1.3 to $3.1 million in revenue from 1999 to 2000, management targeted revenue of $5.0 million for fiscal year 2001.

Our costs for staffing, equipment and other requirements to meet this objective were incurred in the first quarter of fiscal year 2001. A fire, near the end of our first quarter, at our primary plastic supplier caused production slowdowns, forced outsourcing of orders, and caused us loss of orders. At the same time, our then major customer became unable to sustain its own growth due to its severe funding limitations. This adversely affected our cash flow and profit and loss situation. ADC has now successfully replaced this customer, and more, with a larger group of stronger national accounts that are involved in diverse, multiple industries.

Significant market opportunities have also opened up in the optical disc printing and packaging market. It is believed that this will provide opportunity and continue our growth. Profitable operations are potentially thirty days ahead. In order to capitalize on this growth opportunity, we are seeking additional working capital.

Lower cost of capital also potentially enhances the Company's profitable outlook.

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

The Company and its business are subject to various risks regarding its financial situation specifically and its business in general. Without equity capital, the Company's operating cash flow would have been insufficient to fund on-going operations and improvements, and the Company required external financing to support such operations. The Company has a deficiency of working capital and a deficit net worth and the majority of its notes payable are past due. Consequently, its financial condition raises doubt regarding its ability to continue as a going concern, and its auditor's opinion is anticipated to be qualified in such regard.

Regarding the Company's management, the Company is also dependent on the services of Walter J. Kane, its CEO, and its performance could be adversely affected should he cease to be active in the Company's management.

Regarding the Company's shares, there are currently an insufficient number of common shares available to permit conversion of Series A and Series B convertible preferred stock, and exercise of options. There is also risk of substantial dilution of book value of common shares by virtue of potential conversion of such preferred shares. There is also the risk that the Company may encounter delays in re-establishing public trading of its common stock, which has not been actively traded since 1989. These and other factors may impact the Company's ability to raise capital, continue operations and execute its business plan.


Item 7.  Financial Statements
-----------------------------

The Financial Statements of the Company required by this Item will be filed by amendment.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
--------------------

None.

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

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

Messrs. Hurlburt and Hale were elected to the Board on March 27, 2001. Pursuant to the terms of an Agreement dated December 16, 1995 and as amended December 6, 1999, between the Company, Walter J. Kane, as an individual, and certain leasing partnerships, Thomas W. Garlock and his designate, currently G. Ray Hale, will serve as directors until the Company meets certain performance objectives (see "Certain Transactions -- Agreements Respecting Corporate Control"). All corporate officers serve at the discretion of the Board of Directors.

                                           Officer/
                                           Director
Name                                Age     Since      Position
----                                ---     -----      --------
Walter J. Kane                       62      1972      Chief Executive Officer
 3324 South Susan St.                                  Chairman of the Board
 Santa Ana, CA  92704

Thomas W. Garlock                    45      1996      Director
 1850 Pratt Rd.
 Jackson Hole WY 83001

John F. Fuini, Sr.                   78      1996      Director
 3020 Old Ranch Parkway, Suite 300
 Seal Beach, CA  90740

Marcus Hurlburt                      48      2001      Director
 3324 South Susan St.
 Santa Ana, CA  92704

G. Ray Hale                          65      2001      Director
 3324 South Susan St.
 Santa Ana, CA  92704

Barry K. Sugden, Jr.                 58      1996      Chief Financial Officer
 3324 South Susan St.                                  and Treasurer
 Santa Ana, CA  92704

Robert P. Klose                      61      1998      Chief Operating Officer
 3324 South Susan St.
 Santa Ana, CA  92704


Walter J. Kane.  Mr. Kane is a co-founder of the Company and has been Chairman
--------------
and Chief Executive Officer since its inception in July, 1972. From October 1970 until July 1972, he was President of Data Handling Corporation of Tustin, California, a manufacturer of magnetic tape subsystems for the mini computer market. From October 1969, until October 1970, he was Operations Manager of Vanguard Data Systems, Inc., a manufacturer of key-to-tape machines. From June 1962 until June 1968 he was employed by NCR, Inc. a manufacturer of computer systems in various engineering positions, with the final position of Manager of New Product Development for the Peripherals Division. He holds a BS in Engineering from the University of California at Berkeley and an MBA in Finance from the University of Southern California. He is an active member of the American Electronics Associates and a registered Professional Engineer in the State of California.

John F. Fuini, Sr.  Mr. Fuini is a director of the Company and has held that
------------------
position since his election to the Board of Directors on July 18, 1996. Mr. Fuini is President of Interim Capital, Inc., a provider of secured financing with principal offices in Seal Beach, California.

Thomas W. Garlock.  Mr. Garlock was elected to the Board of Directors on July
-----------------
18, 1996 pursuant to the Agreement dated December 16, 1995 by and between Multimedia Disk Duplicators, Star Media Partners, L.P., the Company and Walter
J. Kane (see "Certain Transactions - Agreements Respecting Corporate Control"). Mr. Garlock is President of Blue Star Finance Corporation, an investment company based in Malibu, California, which arranges venture financing for businesses.

Marcus W. Hurlburt.  Mr. Hawkins was elected to the Board of Directors on March
------------------
27, 2001. Mr. Hurlburt is the President of GoNow Securities, Inc., of Newport Beach, CA, a firm of which he is a co-founder. GoNow Securities has been involved in assisting the Company regarding its current private placement.

G. Ray Hale.  Mr. Hale was elected to the Board of Directors on March 27, 2001.
-----------
Mr. Hale has been a shareholder of the Company. He currently has business interests in the automobile industry.

Barry K. Sugden, Jr.  Mr. Sugden is the Chief Financial Officer and Treasurer of
--------------------
the Company and has held that position since he joined the Company in January 1996. From August 1992 until December 1995, he was Chief Financial Officer of DMI, Inc, a computer systems company in Irvine, California. From January 1989 to August 1992, he was an independent financial consultant. From August 1986 until January 1989, he was Chief Financial Officer for Calay Systems, a computer systems firm. Previously, he held financial management positions with Lear Siegler, Chamberlain Manufacturing, Rockwell International, Coopers & Lybrand, First National Bank of Chicago, and Kidder Peabody & Co. Mr. Sugden received a B.A. in economics from Ohio University and an M.B.A. from Harvard University.

Item 10.  Executive Compensation:
--------------------------------

The following table sets forth certain information as to (i) each of the executive officers or directors of the Company whose aggregate remuneration exceeded $60,000, and (ii) all officers and directors as a group, for services to the Company in all capacities during the fiscal year ended March 31, 1997.

                          SUMMARY COMPENSATION TABLE

                              Annual Compensation

                                 Fiscal                          Other Annual
Name and Principal Position       Year     Salary      Bonus     Compensation
---------------------------       ----     ------      -----     ------------
Walter J. Kane                    2001     $130,000      -0-     $  10,000(2)
  President, Chief Executive      2000     $130,000      -0-     $  10,000(2)
  Officer(1) and Director         1999     $130,000      -0-     $  10,000(2)

(1)  Mr. Kane's salary has been accrued and not paid.

(2)  Use of a Company leased vehicle.


COMPENSATION OF DIRECTORS:

The directors of the Company received no cash compensation for their services as directors during fiscal years 2000 or 2001.

Walter J. Kane, as a director of the Company and is its Chief Executive Officer.

Thomas W. Garlock is a director of the Company and has received compensation in the form of stock option grants.

John F. Fuini, Sr., as a director of the Company, received no direct compensation from the Company as a director. Mr. Fuini is the President and sole stockholder and director of Interim Capital, Inc.


INDEMNIFICATION OF DIRECTORS AND OFFICERS:

Currently, the Company does not maintain officers' and directors' liability insurance. Reasonable Director fees and other compensation will be established by a vote of the Board of Directors. The Company may acquire officers' and directors' liability insurance in the event that affordable insurance coverage may be obtained. Under Delaware law and the Company's by-laws, an officer or director of the Company may be entitled to indemnification from the Company against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative if such officer or director acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Under the Company's Certificate of Incorporation, no director of the Company shall be liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability:

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

Reference is made to the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2001, for information relating to executive compensation under the heading "Executive Compensation and Other Information" excluding the "Report of Executive Compensation Committee" and the "Stockholder Return Performance Presentation." Such information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Reference is made to the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2001, for information relating to security ownership of certain beneficial owners and management under the heading "Principal Stockholders and Stock Ownership of Management." Such information is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Reference is made to the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2001, for information relating to certain relationships and related transactions, if any, under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions." Such information is incorporated herein by reference.

Item 13 Exhibits and Reports on Form 8-K
----------------------------------------

The Exhibit Index is incorporated herein by reference.

B) Reports on Form 8-K
----------------------

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Applied Data Communications, Inc.

Date  June 29, 2001                        By /s/  Walter J. Kane
      -------------                           -------------------
                                           Walter J. Kane
                                           President
                                           Chief Executive Officer

Date June 29, 2001                         By /s/  Barry K. Sugden, Jr.
     -------------                            -------------------------
                                           Barry K. Sugden, Jr.
                                           Chief Financial Officer and Secretary


Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                        Title                       Date
  ---------                        -----                       ----

/s/   Walter J. Kane               Walter J. Kane              June 29, 2001
--------------------               --------------              -------------
                                   President, Chief
                                   Executive Officer
                                   Chairman of the Board


/s/  Thomas Garlock                Thomas Garlock              June 29, 2001
-------------------                --------------              -------------
                                   Director


/s/  John Fuini                    John Fuini                  June 29, 2001
---------------                    ----------                  -------------
                                   Director

Exhibit Index
-------------

(a) Exhibits
------------

A. INCORPORATED BY REFERENCE AND PREVIOUSLY FILED WITH S-1 REGISTRATION STATEMENT. Reference is hereby made to Registration Statement No 2-86654, including Post-Effective Amendments 1 through 2, and to the exhibits listed under Item 16 and filed as a part of such Registration Statement. All of such exhibits are previously filed and are incorporated herein by this reference, specifically including, without limitation:

(i)     Exhibit 3.1     thereof incorporated herein -- Certificate of
                        Incorporation of the Company as currently in effect, consisting of Certificate of Incorporation filed on July
                        5, 1972, and Certificate of Amendment of Certificate of
                        Amendment of Certificate of Incorporation filed
                        September 19, 1983

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

(ix)    Exhibit 10.12   thereof incorporated herein -- $300,000 note dated
                        April 12, 1983 between Applied Data Communications
                        International, Inc. and Security Pacific National Bank, together with all related security agreements

(x)     Exhibit 10.13   thereof incorporated herein -- Letter dated August 30,
                        1983 for the commitment by Security Pacific National
                        Bank to make loans up to an aggregate of $1,200,000 based upon qualifying accounts receivable together with the related security agreements


B.  Incorporated by Reference and Previously Filed with S-6 Registration
    --------------------------------------------------------------------
Statement.  Reference is hereby made to Registration Statement on Form S-8, No.
----------
2-90474, filed with the Commission in April 1984 and to the exhibits listed and filed therewith. The exhibits thereto are incorporated herein as follows:

(i)     Exhibit 4.1     thereof incorporated herein -- Incentive Stock Option
                        and Nonqualified Stock Option Plan

(ii)    Exhibit 4.2     thereof incorporated herein -- Form of Incentive Option
                        Agreement (1983 Plan)

(iii)   Exhibit 4.3     thereof incorporated herein -- form of Nonqualified
                        Option Agreement (1983 Plan)

C.  Incorporated by Reference and Previously Filed with Annual Report on
    --------------------------------------------------------------------
Form 10-K for Fiscal Year Ended March 31, 1984. Reference is hereby made to the
------------------------------------------------
Annual Report on Form 10-K filed with the Commission on or about June 28, 1984 and to the exhibits listed and filed therewith. The exhibits thereto are incorporated herein as follows:


D.  Incorporated by Reference and Previously Filed with Annual Report on
    --------------------------------------------------------------------
Form 10-K for Fiscal Year Ended March 31, 1985.  Reference is hereby made to the
-----------------------------------------------
Annual Report on Form 10-K filed with the Commission on or about June 10, 1985 and to the exhibits listed and filed therewith. The exhibits thereto are incorporated herein as follows:


E.  Incorporated by Reference and Previously Filed with Annual Report on
    --------------------------------------------------------------------
Form 10-K for the Fiscal Year Ended March 31, 1986.  Reference is hereby made to
---------------------------------------------------
the Annual Report on Form 10-K filed with the Commission on or about June 28, 1986 and to the exhibits listed and filed therewith. The exhibits thereto are incorporated herein as follows:


F.  Incorporated by Reference and Previously Filed with the Annual Report on
    ------------------------------------------------------------------------
Form 10-K for the Fiscal Year Ended March 31, 1987:
---------------------------------------------------

(i)     Exhibit 4.6     -- Stock Option Plan for Non-Employee Directors


G.  Incorporated by Reference and Previously Filed with the Current Report
    ----------------------------------------------------------------------
on Form 8-K Filed on October 7, 1987:
-------------------------------------


H.  Incorporated by Reference and Previously Filed with the Annual Report on
    ------------------------------------------------------------------------
Form 10-K for the Fiscal Year Ended March 31, 1986:
---------------------------------------------------

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

(v)     Exhibit 10.31   -- Form of Warrant for the Purchase of Common Stock
                        dated December 21, 1987, issued to William R. Ott by the Registrant

(vii)   Exhibit 10.33   -- Indemnification Agreement, dated May 16, 1988, among
                        the Registrant, Walter J. Kane and William R. Ott

(viii)  Exhibit 10.34   -- Warrant for the Purchase of Common Stock, dated
                        May 16, 1988, issued to Walter J. Kane by the Registrant

(ix)    Exhibit 10.35   -- Form of Warrant for the Purchase of Common Stock,
                        dated May 16, 1988, issued to William R. Ott by the
                        Registrant

(x)     Exhibit 10.36   -- Form of Promissory Note dated May 16, 1988, from
                        Registrant to Messrs. Walter J. Kane and William R. Ott in the principal amount of $331,000


I.  Incorporated by Reference and Previously Filed with the Annual Report on
    ------------------------------------------------------------------------
Form 10-KSB for the Fiscal Year Ended March 31, 1997
----------------------------------------------------

(i)     Exhibit 10.38   Certificate of Designation, Series A Preferred Stock,
                        dated September 11, 1996

(ii)    Exhibit 10.39   Certificate of Designation, Series B Preferred Stock,
                        dated September 11, 1996

(iii)   Exhibit 10.40   Certificate of Designation, Series C Preferred Stock,
                        dated September 11, 1996

(vi)    Exhibit 10.43   Settlement of Judgment, between MultiMedia Disk
                        Duplicators and Star Media Partners and the Company, dated December 16, 1995.

(vii)   Exhibit 10.44   Amendment to Certificate of Designation, Series A
                        Preferred Stock, dated September 16, 1996

(viii)  Exhibit 10.45   Amendment to Certificate of Designation, Series B
                        Preferred Stock, dated September 16, 1996

(ix)    Exhibit 10.46   Amendment to Certificate of Designation, Series C
                        Preferred Stock, dated September 16, 1996

(x)     Exhibit 10.47   Form of Non-Qualified Stock Option Agreement, for
                        non-qualified options declared on page 23 of this form
                        10-KSB (Compensatory Plan or Arrangement).

(xi)    Exhibit 10.48   Form of Exchange Agreement between Palais Group, a
                        general partnership and the Company, dated December 15, 1997, exchanging $1.7 million in Notes Payable and interest for Preferred Stock, Series B. Similar in form to agreements to exchange Series B Preferred Stock for Notes Payable to William R. Ott, $590,555, Ilene Kane
                        $95,002 and Lillian Kane $35,808. -- To be filed by amendment


J.  Filed Herewith
    --------------

(i)     Exhibit 10.49   Factoring and Security Agreement between Interim
                        Capital, Inc. and the Company, dated July 29, 1994.

(ii)    Exhibit 10.50   Standard Industrial/Commercial Single-Tenant Lease
                        between MacArthur Enterprises, a general partnership and the Company, dated May 22, 1997.

(iii)   Exhibit 10.50.1   Amendment to Standard Industrial/Commercial
                          Single-Tenant Lease between MacArthur Enterprises, a general partnership and the Company, dated
                          March 1, 2000.

(iv)    Exhibit 10.51     Equipment Purchase Agreement between ODME, Inc. and
                          the Company, dated October 10, 1997.

(v)     Exhibit 10.52     Employment Agreement between Robert P. Klose and the
                          Company, dated October 28, 1998.

(vi)    Exhibit 10.53     Master Equipment Lease Agreement between BankVest
                          Capital Corp. and LeaseVest Capital Corp. and the
                          Company, dated February 2, 1999.

(vii)   Exhibit 10.54     Equipment Lease Agreement No. 32881-01 between USA
                          Capital, LLC and the Company, dated March 18, 1999.

(viii)  Exhibit 10.55     Equipment Lease Agreement No. 9906182 between
                          Commercial Money Center, Inc. and the Company, dated
                          June 11, 1999.

(ix)    Exhibit 10.56     Equipment Lease Agreement No. 9906183 between
                          Commercial Money Center, Inc. and the Company, dated
                          June 22, 1999.

(x)     Exhibit 10.57     Equipment Lease Agreement No. 9906184 between
                          Commercial Money Center, Inc. and the Company, dated
                          June 22, 1999.

(xi)    Exhibit 10.58     Settlement and Mutual Release Agreement between
                          MultiMedia Disk Duplicators, a limited partnership, Star Media Partners, L.P., Thomas Garlock, Walter J.
                          Kane, and the Company, dated December 6, 1999.

(xii)   Exhibit 10.59     Equipment Lease Agreement No. 2K02030 between
                          Commercial Money Center, Inc. and the Company, dated
                          February 3, 2000.

(xiii)  Exhibit 10.60     Equipment Lease Agreement No. K030312 between
                          Commercial Money Center, Inc. and the Company, dated
                          February 13, 2000.

(xiv)   Exhibit 10.60.1   Addendum to Equipment Lease Agreement No. K030312
                          between Commercial Money Center, Inc. and the
                          Company, dated March 13, 2000.

(xv)    Exhibit 10.61     Notes Payable Agreement between John L. Palafoutas
                          CLU, Inc. and the Company, dated June 21, 2000.

(xvi)   Exhibit 10.62     Notes Payable Agreement between Dennis Devlin and
                          the Company, dated June 26, 2000.

(xvii)  Exhibit 10.63     Master Lease Agreement #MMM0901 between Multi Media
                          Machinery GmbH and the Company, dated
                          September 1, 2000.

(xviii) Exhibit 10.63.1   Exhibits to Financial Statements Related to Master
                          Lease Agreement #MMM0901 between Multi Media
                          Machinery GmbH and the Company.

(xix)   Exhibit 10.64     Notes Payable Agreements between George M. Colin and
                          the Company, dated September 12, 2000, December 8,
                          2000, and January 22, 2001.

(xx)    Exhibit 10.65     Notes Payable Agreements between Mitchell J. Nelson
                          and the Company, dated November 2, 2000; John M.
                          Jakubowski and the Company, dated September 28, 2000;
                          Peter J. and Donna L. Jakubowski and the Company, dated February 8, 2001; and Joanne E. Colin and the
                          Company, dated May 30, 2001.

(xxi)   Exhibit 10.66     Notes Payable Agreement between William S. Leonhardt
                          and the Company, dated January 25, 2001.

(xxii)  Exhibit 10.67     Consulting Agreement between George M. Colin and the
                          Company, dated February 13, 2001.

(xxiii) Exhibit 10.68     Notes Payable Agreements between William A. Czapar
                          and the Company, dated March 11, 2001, May 1, 2001, and May 30, 2001.

(xxiv)  Exhibit 10.69     Notes Payable Agreement between Joanne E. Colin and
                          the Company, dated March 12, 2001.

(xxv)   Exhibit 10.70     90-Day Standstill Agreement between John F. Fuini,
                          Interim Capital, Inc. and the Company, dated May 4,
                          2001.

(xxvi)  Exhibit 10.71     Investment and Default Compensation Repayment
                          Agreement between John F. Fuini and the Company, dated June 21, 2001.


Where to Find More Information
------------------------------

ADC files reports, proxy materials and other information with the Securities and Exchange Commission. Copies of these materials may be inspected and copied at the public reference facilities maintained by the Securities and Exchange
Commission:

Judiciary Plaza                               Citicorp Center
Room 1024                                     500 West Madison Street
450 Fifth Street                              Suite 1400
Washington, DC 20549                          Chicago, IL 60661

Seven World Trade Center
13th Floor
New York, New York 10048

Copies of these materials can also be obtained by mail at prescribed rates from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street, NW, Washington, DC 20549 or by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site that contains reports, proxy statements and other information regarding ADC. The address of the Securities and Exchange Commission web site is http://www.sec.gov: Copies of these materials may also be inspected at The National Association of Securities Dealers, 1735 K Street, NW, Washington, DC 20006.