Form 10KSB/A
period 2001-03-31
APPLIED DATA COMMUNICATIONS INC
filed 2001-10-04
CIK 728398

                                                  The following Items were the
                                                  subject of a Form 12b-25
                                                  (sometimes called Form NT 10-
                                                  K) filed July 2, 2001 and are
                                                  included herein: Items 6, 7, 8


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               ------------------------------------------------

                            Washington, D.C. 20549

                                 Form 10-KSB/A
                                Amendment No. 1

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended March 31, 2001
                        Commission File number 0-12705

                       Applied Data Communications, Inc.

            (Exact name of registrant as specified in its charter)

         Delaware                                             95-2828385

State or other jurisdiction                          IRS Employer Identification
     of incorporation                                            Number

    Registrant's address: 3324 South Susan St., Santa Ana, California 92704
      Registrant's telephone number, including area code: (714) 668-5200

         Securities registered pursuant to Section 12 (b) of the Act:


     Title of each class               Name of each exchange of which registered
            None                                          None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $3,751,656.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No reported market value.

State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: Shares issued as of September 20, 2001: 9,951,835 shares of Common Stock, par value $.01 per share, not including approximately 21.5 million common share equivalents represented by outstanding preferred stock, options and warrants.

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). [None.]

Transitional Small Business Disclosure Format (Check One):
Yes [_] No [X]

PART I

Item 1.  Description of Business

                                    GENERAL

Applied Data Communications, Inc. ("we", "our" or "ADC" or the "Company") was organized under the laws of the State of Delaware on July 5, 1972. Our business is primarily optical disk replication, printing, packaging and fulfillment, warehousing, and distribution. We also provide replication, packaging and fulfillment, warehousing and distribution with respect to 3 1/2" and 5 1/4" floppy diskettes. The Company's customers operate in various industries, including software development and publication, publication of softcover books or catalogs, publication of music CDs, manufacturing optical drives, and other wholesale and retail purchasers, distributors or retail sellers in bulk of optical disks or floppy diskettes.

                                 RISK FACTORS

 .  POTENTIAL LOSS OF MANAGEMENT:

The Company is dependent to a substantial degree on the services of Walter J. ("Pat") Kane, its Chief Executive Officer and a founder of the Company, and its performance could be adversely affected should he cease to be active in the Company's management. Temporary disability of key management personnel also could materially and adversely affect our financial results, as occurred in some of calendar year 1996 when Walter J. ("Pat") Kane was temporarily disabled by a partially blocked coronary artery and successful bypass surgery. Mr. Kane is also a major creditor of the Company.

 .  INSUFFICIENT CASH FLOW FROM OPERATIONS:

The Company's operating cash flow is insufficient to fund on-going operations, and the Company requires external financing to support such operations and its future plans. The Company has a deficiency of working capital and a deficit net worth and the majority of its debts payable are past due. Consequently, its financial condition raises doubt regarding its ability to continue as a going concern, and its auditor's opinion is qualified in such regard.

 .  NEED FOR ADDITIONAL FINANCING TO CONTINUE OPERATIONS:

We have incurred substantial losses and we are continuing to experience a severe shortage of working capital and accordingly are in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, additional debt financing or otherwise. No assurance can be given that prices for equity securities will not be reduced below prices in earlier issuances. ADC has not recently been, and may never again be, profitable. Since its most recent profitable year, fiscal year 1985, ADC has transitioned from its profitable business to other, different businesses. At times, ADC has, to fund working capital, sold all of its customer receivables at a large discount to their face amount, and sold equity at prices that diluted other investors.

 .  POTENTIAL LOSS OF NOL TAX ADVANTAGES:

At March 31, 2001, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $19,295,000 which, if unused to offset future taxable income, will expire between 2002 and 2021, and approximately $4,704,000 for California purposes which will expire, if unused, between 2002 and 2006. See Footnote 9 of the Notes to Financial Statements included under
Item 7 of this Report. Under Section 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be further limited after an ownership change. Financing and other business needs have necessitated share issuances which may impact future strategies for utilizing net operating loss carryforwards. It is difficult for the Company to determine, or give assurances regarding, its status under Section 382 of the Internal Revenue Code or under corresponding State Tax Code provisions.

 .  POTENTIAL TAX LIABILITIES:

Corporate entities and officers or employees of entities who discharge obligations with equity or who receive equity or advantages for services or commitments may incur tax obligations inadvertently and unrecognized and therefore may be required to make allowances or advances or other commitments to discharge tax and related liabilities. The Company may be obligated to withhold certain amounts otherwise paid or payable to such persons. Determinations of obligations are sometimes difficult to make and no assurance can be given with respect to the Company's meeting or having met all such obligations which it may have incurred in the past or may incur in the future.

 .  CORPORATE CONTROL:

Because of the accumulation of share ownership arising from options and shares issued to investors or as compensation or in connection with dispute settlements and other factors, effective management control of the Company is concentrated among Walter J. ("Pat") Kane, one of the Company's founders and its Chief Executive Officer and a director; John Fuini, a director of the Company; Thomas Garlock, a former director of the Company; and several recent investors. All of such persons, in the aggregate, hold over 50% of the voting power of the Company.

 .  ELECTRICAL POWER CONSUMPTION:

The Company relies on a continuous supply of electricity to conduct normal operations. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities and would also incur associated costs, such as costs from major or incidental damage to plant and essential equipment. The operations of the Company could be halted or over-burdened by additional business interruptions and additional repair or replacement costs. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which events could substantially harm our business and results of operations.

Furthermore, the partial deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely somewhat increase, since our facilities are located in California. Any of our competitors may be more capable than we are, financially or otherwise, to protect itself and its shareholders against events or conditions which may occur under any Risk Factors described above.

 .  EFFECTS OF TERRORIST ATTACKS:

The threatened terrorist attacks and the terrorist attacks on the World Trade Center buildings and on the Pentagon occurring on September 11, 2001 create uncertainties in commerce and world trade. The operations and financial condition of the Company may be adversely affected by the results of such attacks.

 .  SOFTNESS OF CD-ROM REPLICATION MARKET

Our revenues during the periods subsequent to March 31, 2001 were lower by a significant margin than the Company's revenues for the comparable periods in fiscal years 2000 and 2001. See "Management's Discussion and Analysis -Liquidity and Capital Resources" below. ADC may not be able to achieve revenue levels comparable or higher than revenues realized in fiscal years 2000 and 2001.

 .  POTENTIAL LITIGATION:

ADC may be subject to claims arising in the normal course of its business and financing activities that could be costly and time-consuming to resolve. If any and all such claims cannot be resolved through a negotiated settlement, ADC could become a party to resulting litigation. Any litigation, even if ADC is successful, could result in substantial costs and diversion of resources and management attention. An adverse determination in any litigation could also subject ADC to significant liability, under the judgment of a court or by default.

 .  POTENTIAL LOSS OF KEY PERSONNEL:

The loss of key personnel may harm ADC's ability to grow its business. The future success of ADC depends in part on the continued service of key management personnel, and on ADC's ability to attract, retain and motivate skilled employees. Competition for technical machine support engineers and other personnel and senior sales and marketing personnel is intense, and ADC may be unable to attract or retain such key employees. The employment of ADC's employees is "at will" and can be terminated at any time. The loss of the services of any key employee and the failure to attract and retain other qualified employees could harm ADC's ability to develop and manage its business. Also see "Potential Loss of Management," above.

 .  LACK OF TRADING MARKET AND COMMON STOCK:

There currently is issued and outstanding 31.5 million Common equivalent shares, fully diluted. We have had an insufficient number of Common shares available to permit conversion of Series A and Series B Convertible Preferred Stock, or to permit exercise of options or warrants to purchase Common Stock or to purchase convertible Preferred Stock. The Company's Common Stock has not been actively traded since 1989. The Company was not consistently filing reports under the Securities Exchange Act of 1934 since 1989. These and other factors may negatively impact the Company's ability to raise capital, continue operations and execute its business strategies or plans.

 .  EFFECTS OF ADVERSE RESULTS TO SUPPLIERS AND CUSTOMERS:

Near the end of our first quarter of fiscal year 2001, our primary plastic supplier had suffered a production slowdown as a result of a fire at one of its plants. Plastic shortages in turn slowed our production, forced us into outsourcing more orders, and caused us loss of additional orders, which had been booked and cancelled due to resulting delays or price increases. At the same time, the major customer in previous periods, a developer of security software, had become unable to sustain its growth due to its severe funding limitations. These events adversely affected our then existing negative cash flow and loss situation.

 .  COMPETITORS:

ADC may lose revenue to competitors. There are many companies that provide CD manufacturing and printing in California, nationally and internationally. ADC competes with all of these companies for sales orders. This competition is intense and is expected to increase significantly in the future as the number of competitors continues to grow. ADC's success will depend upon the perceived value of its products and services relative to other available alternatives. Increased competition could result in:

 .  price reductions and lower profit margins;
 .  lower revenues;
 .  loss of customers;
 .  reduced cash flow;
 .  loss of market share.

Many of ADC's current and potential competitors have significantly greater financial, technical, marketing, sales, and other resources than does ADC. ADC's competitors may develop products, services and other offerings that are superior to ADC's or that achieve greater market acceptance or that entirely replace ADC's in the market. Competitors also may be able to:

 . undertake more extensive marketing campaigns for their brands and services; . adopt more aggressive pricing policies;
 . use superior technology platforms to manufacture and sell their products and services; and

 . make more attractive offers to potential employees, distribution partners, advertisers and third party vendors and providers.

 .  COMPETING TECHNOLOGIES:

Other existing technologies also compete with the Company's products that deliver digital information. Portable media, such as digital audiotape, digital compact cassette and mini-disc have already been introduced commercially but have not yet achieved widespread consumer acceptance. In addition, one-time recordable CDs ("CD-R") are available and are often used to replicate short run products that are more expensive to manufacture in the traditional manner. Electronic on-line delivery of digital information, such as through the Internet, is a potential future competitor of CD technology. If such technology makes CD's obsolete, or reduces the volume of replication in the markets we serve, ADC's business model may not be viable, and it may have insufficient resources to implement an adequate contingency plan.

                          COMPANY DEVELOPMENT HISTORY

ADC was founded in 1972 by Walter J. ("Pat") Kane, ADC's President and Chief Executive Officer, and by William R. Ott, then a Vice President and a Director of the Company. In 1983, the Company effected an underwritten public offering of its Common Stock, par value $.01 per share ("Common Stock"). Approximately one million one hundred fifty thousand shares were sold, from which the Company netted approximately $6 Million and Selling Stockholders netted approximately $4 Million.

In 1983, the Company's principal business consisted of the design, manufacture, marketing and servicing of equipment for duplicating diskettes and equipment for testing floppy disk drives and Winchester hard disk drives. The Company's equipment was used primarily for the high volume copying and testing of 8", 5 1/4" and 3 1/2" diskettes which became the Company's primary line of business until 1993. The Company's sales increased to $12.3 Million in 1983 at the time of the Company's initial public offering. During the two-year period following 1983, the Company experienced a decline of sales for diskette duplication equipment and suffered reduced profitability.

During the period from 1986 through 1989, the Company acquired five smaller entities in an effort to broaden the Company's product base. The Company encountered substantial legal and development expenses resulting from the acquisitions. This, together with declining sales of the Company's principal products, caused substantial drains on the Company's management and financial resources.

By the year 1991, the Company transformed itself into a service provider of duplication and fulfillment services and commenced active marketing of its new media duplication services in 1994. To commence its transition, the Company internally used the diskette duplicating equipment inventory which it had previously manufactured for sale. The Company also began to compete with its former customers.

In late 1997, with the help of the funds raised from the Partnerships defined below, Interim Capital and other supporters, the Company acquired the first of its current four CD-Rom Replication Equipment Lines. The market had generally transitioned to CD-Rom media for distribution of software and audio products. This development necessitated more complex equipment and processing than did diskette duplication services from which we transitioned.

The growing financial demands of the transition which had commenced prior to 1989 caused ADC to reduce staffing and also caused ADC to suspend or defer various other functions, including annual audits and efforts to maintain reporting status under the Securities Exchange Act of 1934. ADC's timely SEC reporting was suspended in 1989 and public trading of the Company's Common Stock then was stayed.

During the period from 1993 to 1996, the Company experienced significant operating losses totaling approximately $5 Million and recognized a negative net worth of approximately $6.2 Million by the end of fiscal year 1996. The Company consumed approximately $1,050,000 of cash in 1996 to fund operating losses of approximately $1 Million and to fund an increase of accounts receivable generated by a 60% increase in sales during 1996.

Prior to the end of fiscal 1993, the Company's management personnel loaned the Company an aggregate of $2 Million in cash, of which Mr. Kane advanced approximately $1.3 Million and Mr. Ott, then a director of the Company, advanced approximately $300,000. In 1996, Mr. Kane and Mr. Ott converted approximately $1.4 Million of principal and accrued interest into equity of the Company.

In late 1993 and 1994, Mr. Kane suffered losses from banks and other Company lenders seizing and foreclosing against personal assets of Mr. Kane pledged or mortgaged by Mr. Kane to secure Company obligations. Later in 1996, additional losses were suffered by Mr. Kane. The total loss realized by Mr. Kane, in addition to the $1.3 Million mentioned above, approximated $2.2 Million of which only $182,605 remained due and unpaid at March 31, 2001. Approximately $1,537,000 was repaid in equity and approximately $510,000 was repaid in periodic cash installments generally averaging $2,500 per week. See "Kane Compensation" below.

Also, during 1993 and 1994, MultiMedia Disk Duplicators, a California Limited Partnership, and Star Media Partners, L.P., a California Limited Partnership (together, the "Partnerships"), loaned the Company an aggregate of approximately $1.2 Million evidenced by 8% promissory notes. The Company defaulted on these notes during 1995 and the obligations were compromised by the 1995 Agreement among the Company, Mr. Kane, the Partnerships and Mr. Thomas Garlock. The General Partner of the Partnerships became entitled to designate nominees and also became a director of the Company. The debts were settled and paid by issuance of 1,388,447 shares of common stock by the Company to the Partnerships. Mr. Garlock resigned from the Board in July 2001, but retains the right to appoint additional directors under the Settlement Agreement. See Item 12, paragraph (c) below in this Report.

During 1994, Interim Capital, an accounts receivable factor, commenced purchasing the Company's accounts receivable. Approximately 70% of the receivables were advanced to the Company for operations and 30% were held in reserve to cure defaults. These factoring operations continue through the date of this report, and Mr. John Fuini, the president of Interim Capital, a supporter of ADC who was the ADC General Manager during the critical period of Mr. Kane's disability in 1996, is a member of the Company's Board of Directors and holds beneficially approximately 9.1% of the Company's Common Stock on an "as converted" basis. See Item 12, paragraph (d) below.

In fiscal year 2001, a private financial advisor invested approximately $400,000 in the Company's debt and then converted the debt, interest and fees into Series B Preferred Stock. The advisor invested an additional $300,000 so far in fiscal year 2002 and arranged for additional investments from independent qualified and accredited investors, also in the form of debt which has been converted into Series B Preferred shares, aggregating $250,000 in fiscal year 2001 and $400,000 in fiscal year 2002 (which had been subscribed but not paid at March 31, 2001).

During the financing difficulties and operational transitions experienced by the Company during the period from 1991 through 2001, the Company raised approximately $3 Million in additional equity financings to support the transition process and transitioned its business to the operations described below in this Report. During fiscal 2000 and 2001, the Company had revenues of $3.2 Million and $3.8 Million, respectively, and by March 31, 2001, had experienced a net loss of $2,878,074 for fiscal 2001 and a deficit net worth of $7,470,529.

                                   BUSINESS

INDUSTRY BACKGROUND:

The Compact Disk ("CD" or "CD-ROM") is a standardized, well-established and popular form of optical disk technology. Today, CD-ROM is the primary medium of software distribution and CD-Audio is the primary medium of recorded audio distribution. CDs are also distributed in corporate training, presentation, promotional and marketing programs that exploit multimedia and interactive capabilities.

The CD-R and CD-RW, DVD and DVD-R, are optical disks similar to CD-ROMs which we silk-screen print (among other things) but do not presently manufacture at this time. These optical disks are identical in footprint or size to the CD and CD-ROMs.

CURRENT PRODUCTS AND SERVICES:

In replicating of CDs and CD-ROMs, we purchase raw materials, such as plastics and ink, and undertake and perform replication of the optical disks, silk-screen printing, testing, sealing, packaging and fulfillment. ADC began CD production in March, 1998 using state-of-the-art CD-ROM manufacturing equipment, which would be capable of producing DVDs with the addition of certain engineering upgrades.

REPLICATION MANUFACTURING PROCESS:

ADC has four automated CD replication lines in its facility in Santa Ana, California, capable of producing up to 2.2 million CDs per month. Each line consists generally of a CD molding machine which forms the plastic disk and a finishing line which coats the surface of the CD-ROM disk, together with a shared silk-screen printing system. The Company utilized equipment-based lease financing from manufacturers and commercial sources to acquire the four lines.

CDs and CD-ROMs are replicated using an integrated robotic line process which incorporates plastic injection molding, metalizing, lacquering and inspection equipment. ADC's replication activities involve the purchase of materials in bulk quantities from various suppliers located in the United States, principally in the Southern California area, and the receipt of customer provided materials, including a master CD-ROM disk which contains the content to be replicated. The replication process begins with the heating of plastic granules and forced injection of the high quality, CD-grade polycarbonate into the mold cavity where the metal stamper has been mounted. The stamper physically impresses digitized data into the polycarbonate. The top surface of the molded clear polycarbonate disk containing all of the digitized data is then covered with a metallic coating to provide for reflection of the reading laser beam in the CD player. A thin layer of lacquer is then applied over the metal to protect it and to serve as a base for silk-screen printing on the disk. Unacceptable disks are detected and discarded through an automated, inline inspection process.

SILK-SCREEN PRINTING:

ADC has three automated silk-screen printing systems capable of printing up to 6 million optical disks per month. The surface of the optical disk is printed with the marketing or other information requested by the customer. The printing process is known as "silk-screen" printing due to use of a nylon mesh screen through which ink is forced to create the desired words, numbers or images displayed on the disk surface. Screens we use in this process are prepared from film provided by ADC's customers. We purchase these screens from an outside vendor. CD, CD-ROM, CD-R, CD-RW, DVD and DVD-R media are silk-screen printed.

PACKAGING:

The Company works with its customers to develop retail packaging configurations. ADC has complete packaging ability, including boxes, literature, jewel cases, inserts, overwrapping, and shrinkwrapping. Currently, standard CD packaging configurations include the plastic "jewel box" with customer or ADC supplied print material in the bottom and top of the box and paper or chipboard sleeves. The Company has automated equipment to provide for commonly requested packaging configurations. For non-automated assembly requirements, the Company provides a full range of hand assembly options.

CD BUSINESS CARDS:

The Company produces CD Business Cards, which are capable of holding from 32 to 64 MegaBytes of multimedia information and which can automatically launch to a sales or marketing web site.

PRINT MANAGEMENT:

The Company receives print specifications from its customers, facilitates printing purchases and implements quality controls to ensure on-time delivery of the end-product.

MARKETS:

ADC currently serves the promotional, catalog, software and entertainment markets. Product promotion requires sleeving, overwrapping or shrinkwrapping with postage and mailing list management. The catalog market involves repetitive runs, usually monthly, and requires sleeving, some printing, and some mailing requirements. The software market requires printed, retail-ready, shrink-wrapped packaging. The entertainment industry primarily involves music and generally is marketed through brokers.

The Company's strategy is to compete on the basis of its quality, including accuracy, and on reliability, service and price. The Company's success will depend in large part upon its ability to obtain production contracts or orders from existing or new customers. To do so, the Company must maintain its quality and level of service and at the same time control its costs (see "Risk Factors").

The Company's marketing plan involves positioning itself as a full service provider of electronic media duplication services including related packaging and fulfillment functions. Fulfillment activities include the creation or manufacture of packaging products and the stuffing and insertion of material into the marketing package, warehousing and physical distribution of the products.

COMPETITION:

The Company believes that the media duplication services market has three distinct segments, differentiated on the basis of the size of competitors: (i) large "captive" replicators, (ii) Independent Service Providers and (iii) Small Localized Service Providers.

The multimedia service industry is highly competitive and is experiencing consolidation. The Company competes primarily with Independent Service Providers and, to a lesser extent, with affiliates or "captives" of major international music companies and Small Localized Service Providers. Each of these producers generally services a defined set of customer needs.

 . Independent Service Providers. Participants in this segment include companies such as Zomax, Disctronics, Inc., Bertlesman, Cinram International Inc., Startek Corporation, Concord Future Media Productions, Modus Media International and Metatec Corporation. Large Independent Service Providers have either close alliances with the entertainment industry, through post-production services, or offer complementary services such as printing. Independent Service Providers generally have the ability to handle large volume requirements and have varying degrees of service capability.

 . Large Captive Replicators. Large captive replicators produce primarily for their parent firms, whose main business usually is production of software or entertainment content. This category consists of large manufacturers who are affiliated with major international music companies such as Sony Music Entertainment, Inc., PolyGram Holdings, Inc., Warner Music, BMG Music and EMI Music. These service providers dedicate a majority of their manufacturing capacity to the production of CD-Audio for affiliated record labels and typically offer a limited range of services.

 . Small Localized Service Providers. These service providers generally have limited production capacity and offer a limited range of related services. The complexity of the manufacturing process and the large capital investment required to maintain and upgrade CD-ROM manufacturing capacity generally constrain these small service providers.

There are many small Localized Service Providers in the duplication services market, and the industry is fragmented, with no single company controlling this market segment. This fragmentation, in part, is due to the regional nature of the duplication services market, where shipping costs, relative to the cost of the entire delivered software product, and the desire by the software customer to effect fast turnaround and maintain close working relationships, has caused business to be conducted within relatively close geographic proximity between customer and vendor.

The Company believes that the barriers against entry into the Company's primary market of manufacturing CD-ROM products are somewhat greater than the barriers to entry into the diskette duplication services market because of the significantly higher cost ($500,000 to $1.5 Million per line) of CD-ROM manufacturing equipment in comparison to that used for duplicating software on diskettes ($25,000 to $50,000 per line) and because of the added complexity and production costs of CD-ROM products. The CD-ROM market segment affords more restrictive production tolerances than those that relate to the replication on floppy disk media.

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

Management believes that, in order to be competitive, the Company will need to have access to the most advanced replication and packaging systems available and additional capacity for pressing and printing activities. ADC may consider further increasing its manufacturing capacity as the market and its available resources permit.

CUSTOMER PROFILE:

The Company's primary services are software duplication and related packaging and fulfillment services to software publishers. Primary marketing efforts have focused on low to moderate volume software publishers. These software products are typically (i) general interest utilities or general use application software, (ii) education/entertainment ("edutainment") programs, sold to the general public or (iii) catalogue or advertising materials, distributed as advertising or used internally. These software products are sold primarily on CD-ROM media.

Since the Company's initiation of CD manufacturing services, its product mix has involved computer software, entertainment and catalogue or advertising materials. Software/entertainment products, or other "end use" products are typically provided to CD brokers or firms without CD manufacturing capability on behalf of their clients. Catalogue/advertising products are typically provided to product developers. Such orders are typically from 5,000 to 10,000 units in quantity and may be shipped either in bulk or in cardboard sleeves or plastic "jewel case" boxes. The Company anticipates that its average order quantity and margin will increase after it has obtained certain supplemental printing and packaging equipment, which will permit provision of more complete service to its customers.

The Company believes its current duplication and packaging capacity, and low procurement costs through arrangements with its print and packaging vendors, allows ADC to offer competitive prices in the industry for orders of this volume.

SALES AND MARKETING:

The Company markets its software duplication services through its internal sales force of four persons, with the assistance of its Chief Executive Officer, as well as through a network of sales brokers within its market area. Each member of the Company's internal sales force is compensated with a base salary plus commission based on sales volume produced by such member. Its network of brokers is compensated solely upon sales volume generated, and typically is paid at rates ranging from 3% to 5% of sales. In addition, the Company also generates sales from advertising in the local yellow pages and in other local print media.

The Company's marketing strategy includes plans to advertise in targeted markets, make presentations to targeted accounts, and expand its E-Commerce through an enhanced web site and through E-Commerce partners.

PATENTS AND LICENSES:

The Company holds no patents or licenses.

ADC, like most other CD and DVD manufacturers, uses patented technology primarily under nonexclusive licenses. These licenses generally provide for the payment of royalties based upon the number, size and use of CDs and DVDs sold and terminate either upon the expiration of the patents being licensed or on a specified date.

We have been offered licenses by U.S. Philips Corporation and are in the process of applying for those licenses and determining and paying all amounts due. The Company has accrued the estimated cost of royalties for past production and believes that the accrued royalties due should not represent a significant incremental expense to us. Depending upon payment terms and our working capital levels, however, the total of these past royalties could have a material impact on the Company's cash flow.

The U.S. Federal Government and various state governments regulate the replication of copyrighted electronic materials and the fabrication, labeling and contents of CDs, and various governmental licenses or approvals are required. We believe we maintain, and will continue to maintain, every governmental license or approval necessary, or which will become necessary, for the conduct of our business as presently conducted. The costs associated with maintaining licenses have not been material to our financial results.

BACKLOG:

The backlog was approximately $250,000 on September 24, 2001, which we expect to ship within 10 working days as our order turn is normally from 5 to 10 days. We believe we will continue to experience repeat orders from our key customers.

MATERIALS AND SUPPLIES:

Our principal suppliers are Warner Manufacturing for stampers, MA Hanna for polycarbonate, Decotech for screens, UPS for delivery and Southern California Edison for electricity. Each of the principal supplies (other than electricity) used by the Company is available from several commercial sources; however, at times the Company may depend upon some single sources for a significant portion of any of those supplies. Shortages may occur, however, such as the worldwide shortage of CD-grade polycarbonate we experienced in June 2000. Shortages can result in significant delays or increased costs. Also, electricity shortages in California have on occasion impacted our manufacturing process adversely and have also recently increased our manufacturing overhead and direct costs.

EMPLOYEES:

At March 31, 2001, the Company employed 24 persons on a permanent basis, of whom 4 were administrative personnel, including the Company's Chief Executive Officer, Walter J. ("Pat") Kane, five were involved in sales and customer support, and 15 were involved in production and operations. The Company also retains additional labor support on an "as needed" and temporary basis as may be required for production support. The Company's operations are conducted in an area where it has experienced no difficulty in obtaining such temporary workers. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and the Company believes that its employee relations are good.

RESEARCH AND DEVELOPMENT:

We estimate that accounted-for research and development expenditures during the last two fiscal years were $0 and $0, respectively.

ENVIRONMENTAL LAWS:

We estimate that our costs of compliance with environmental laws, federal, state and local, have been insignificant during the last three years. Such costs have not had a material adverse effect on our financial position or results of operations.

Item 2.  Description of Property

The Company's principal and only executive, administrative and manufacturing operations are located in office facilities of 14,400 square feet, in an industrial park located in Santa Ana, California. The lease for this facility is due to expire in June 2003. The Company's facility in Santa Ana, California contains automated CD-ROM replication lines, multi-color screen printing machines and packaging equipment, jewel case assembly, overwrap, sleeving, sealing and similar equipment. The Company's current expansion plans over the next two years call for a volume of manufacturing, warehousing and shipping for which we believe our existing facility may be adequate. There is no option to extend the existing lease, so the Company will need to renegotiate its existing lease or obtain additional or other facilities under its business plan as well as continue in its current facilities and add equipment. See "Management's Discussion and Analysis or Plan of Operation."

Item 3.  Legal Proceedings

The Company has pending only normal legal proceedings ordinary for a business of this type. The management of the Company does not believe that an adverse result in any of these proceedings would be material to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended March 31, 2001, the Company did not hold an annual or special meeting of stockholders, and there were no matters submitted for a vote or consent of the Company's security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company has issued or committed to issue shares of Preferred Stock that are equivalent to approximately 16.0 million shares of Common Stock at March 31, 2001 and 21.5 million shares of Common Stock at September 20, 2001. The Company has very few shares of Common Stock that are unissued and has no shares of Common Stock available to be issued. The Company intends to solicit stockholder approval for, among other things, an Amendment to its Certificate of Incorporation to increase the authorized shares of Common Stock from 10 million shares to 100 million shares, the increase to be used in part to satisfy the conversion requirements of Preferred Stock outstanding, committed or issued hereafter.

     (a) There is no public trading market on which the Company's Common Stock is now traded. There are 9,951,835 shares of our Common Stock outstanding. There are only 10,000,000 shares of Common Stock, par value $.01 per share, which we are authorized to issue. The Company anticipates that it will attempt within the calendar year 2001 to cause again its Common Stock to become publicly traded in the over-the-counter stock market.

     (b) The Company anticipates that approximately 21.5 million shares of the Company's Common Stock could be issued either as a result of the automatic conversion provisions of the outstanding shares of Preferred Stock, or pursuant to voluntary conversion of Preferred Stock along with the exercise of outstanding options and warrants to purchase Preferred Stock. Such potential issuances cause the present shortfall of approximately 21.5 million authorized shares of Common Stock. One million shares of Preferred Stock are authorized to be issued, and the Board of Directors is authorized to designate the rights, preferences and privileges of the Preferred Stock. In the past several years, our Preferred Stock, including the Series A and the Series B, has been sold in order to provide funds for our operations and for conversion of debt. The Company believes a substantial number of shares of Common Stock that are outstanding or issuable under equity securities of the Company could become resaleable under Rule 144 under the Securities Act if the Company meets its reporting and other requirements under the Rule or if the Company registers such shares under the Securities Act for sale by security holders.

     (c) The Company neither has declared nor paid any cash dividends. The Company does not anticipate making any payment of cash dividends in the foreseeable future.

(d) There are approximately 400 holders of record of the Company's Common Stock, and there are no other classes of common equity outstanding. The Company's Series A Preferred Stock is held of record by approximately 160 persons; its Series B Preferred Stock is held of record by approximately 40 persons; and its Series C Preferred Stock is held of record by one person. The Preferred Stock can be converted into Common Stock in certain events.

(e)  Recent sales of unregistered securities within the last three years:

     (i)  Date, title and amount of securities sold:

          (A) During fiscal year 1999 through fiscal year 2001, the Company issued 298,742 shares of Series A Preferred Stock for aggregate net cash proceeds of approximately $1,448,350 at individual prices ranging from a low of $5.00 per share ($.83 per common share equivalent) to a high of $7.50 per share ($1.25 per common share equivalent). The Company subsequently issued additional shares of its Preferred Stock, Series B, to cause the effective price of such common equivalents to be reduced to $.83 per common equivalent share. The placement terminated effective March 31, 2001. The sales were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. In the private offering, the shares were issued to an aggregate of 125 accredited investors and 35 non-accredited, but knowledgeable and sophisticated, investors.

               The placement of Series A Preferred Stock was not underwritten; however, the Company paid brokerage or finder's fees or other compensation to persons arranging or finding some of the investors. An aggregate of $206,775 of such compensation was paid on aggregate sales of $1,655,125 during the three-year period that commenced April 1, 1999 and ended March 31, 2001, at which time the private offering of Preferred Stock, Series A, was concluded.

          (B) During fiscal year 1999 through fiscal year 2001, the Company issued 41,947 shares of Series B Preferred Stock for an aggregate consideration of $2,081,835. This included (a) $62,500 in cash,
               (b) $933,913 in cancellation of indebtedness for loans and accrued interest and fees on such loans made to the Company during fiscal 2001 by an aggregate of 9 investors who are sophisticated and knowledgeable and who were observers or represented by an observer of Company affairs for at least one year prior to any such loan or any cancellation thereof in payment for the Series B Preferred Stock, (c) $800,000 in the Multi-Media Disk Duplicators and Star Media Partners litigation settlement, (d) $120,000 in consulting services to a financial advisor, of which $30,000 was unearned at March 31, 2001, (e) $109,172 in finance charges and (f) $56,250 in other consideration. In addition, 6,735 shares of Series B Preferred Stock were issued for a $400,000 subscription receivable outstanding on March 31, 2001 and later paid.

               (C) On September 20, 2001, Mr. John Fuini, a director of the Company and the President of Interim Capital, the Company's factor of accounts receivable, accepted, in exchange for $248,937 of accrued obligations of ADC to Mr. Fuini an aggregate of 1 million shares of Preferred Stock, Series B.

               (D) On September 20, 2001, Mr. Kane, the Chief Executive Officer and a Director of ADC, accepted 17,500 shares of Preferred Stock, Series B, in exchange for $436,800 of accrued obligation of ADC to Mr. Kane.

               (E) In fiscal year 2001 and fiscal year 2002, the Company issued to a private financial advisor and other accredited investors an aggregate of $1,350,000 of convertible notes. The Company later issued to such investors an aggregate of 37,226 shares of Series B Preferred Stock in exchange for the notes plus $339,077 of accrued interest and consulting fees. The notes also provided for options to purchase an aggregate of an additional 30,300 shares of Series B Preferred Stock, and such options continue to be outstanding.

               (F) In August 2001, the Company issued to consultants 3,500 shares of Series B Preferred Stock and warrants to purchase 3,500 shares of Series B Preferred Stock at an exercise price $.24 per share, all in exchange for cancellation of an aggregate of approximately $87,500 of indebtedness. The issuee consultants are accredited investors.

               (G) The Company has granted warrants to purchase an aggregate of 29,755 shares of Common Stock to a consultant of the Company in consideration of services rendered to the Company in connection with the Company's private placement offering of Series A Preferred Stock which was terminated March 31, 2001. The warrants are exercisable at anytime up to and including March 31, 2003, at an exercise price of $1.10 per share. The shares underlying the warrants have certain limited piggyback and demand registration rights attached to them.

               (H) The Company has also issued to certain outside consultants, warrants to purchase up to an additional 4,300 shares of Common Stock of the Company, at an exercise price of $1.10 per share. The warrants were granted upon the rendering of certain services or the attainment of certain funding milestones in connection with the Series A Preferred Stock private placement terminated March 31, 2001. The warrants are exercisable at anytime up to and including March 31, 2003. The shares underlying the warrants have certain limited piggyback and demand registration rights attached to them.

          (ii) Securities Act Exemption Claimed:

               The Company relied upon Section 4(2) of the Securities Act of 1933 for an exemption from registration under such Act for the issuances described above in this Item

     (f)  Capital Structure.

          The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 10,000,000 shares of Common Stock, $.01 par value, 500,000 shares of Junior Common Stock, $.01 par value and 1,000,000 shares of Preferred Stock, $.01 par value, issuable in one or more series.

          (i) Common Stock: All outstanding shares of Common Stock are fully paid and non assessable. All holders of Common Stock have full voting rights and are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders voting together with all other voting shares as a single class. Votes may be cumulated in the election of directors at the request of any stockholder. Such cumulative voting is currently required by Section 2115 of the California Corporations Code, which is applicable to foreign corporations transacting business in California. Section 2115 contains a number of exceptions. There may or may not be cumulative voting at any future time. Stockholders have no preemptive or subscription rights. The Common Stock is neither redeemable nor convertible, and there are no sinking fund provisions. Holders of Common Stock are entitled to dividends when and as declared by the Board of Directors from funds legally available therefor and are entitled, in the event of liquidation, to share ratably in all assets remaining after payment of liabilities and payment of the preferences to holders of the Preferred Stock, if any such shares are then outstanding. Preferred stock may be issued at times determined by the Board of Directors and on such terms as the Board of Directors may determine. The Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock are on a parity with shares of Common Stock on a basis determined by the number of shares of Common Stock issuable upon conversion of Preferred Stock (see "Preferred Stock"). As of September 20, 2001, 9,951,835 shares of Common Stock had been issued.

          (ii) Junior Common Stock: The Company's Certificate of Incorporation provides for 500,000 shares of authorized Junior Common Stock. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Junior Common Stock, determine the number of shares of Junior Common Stock constituting any series and to increase or decrease the number of shares of any such series subsequent to the issuance of shares of that series. The voting, dividend and liquidation rights of any series of the Junior Common Stock shall not, on a per share basis, be greater than such rights of the Common Stock. No shares of Junior Common Stock have been designated or issued.

          (iii) Preferred Stock: The Company's Certificate of Incorporation authorizes a class of Preferred Stock, consisting of 1,000,000 shares. The Board of Directors is authorized to determine the number of shares of any one or more series of Preferred stock and the dividend rights, dividend rates, conversion rights, if any, redemption prices, liquidation preferences, voting rights, if any, and redemption rights thereof. The Board of Directors is further authorized to increase or decrease the number of shares of any such series of Preferred Stock subsequent to the issuance of shares of that series.

                (A) Series A Preferred Stock.  On September 16, 1996 the Company
                    filed a Certificate of Designation, Preferences and Rights of Series A Preferred Stock with the Delaware Secretary of State (the "Certificate of Designation of Series A Preferred Stock") to designate the Series A Preferred Stock, $.01 par value per share, consisting of 500,000 shares. On September 27, 1996, the Company filed with the Delaware Secretary of State an Amendment to the Certificate of Designation of Series A Preferred Stock to amend the rights and privileges of the Series A Preferred Stock. These rights, as amended, are summarized as follows. The rights and privileges of such Series A Preferred Stock include the right to vote on all matters, with each share of Series A Preferred Stock having one vote for each share of Common Stock into which one (1) share of Series A Preferred Stock can be converted. Shares of the Series A Preferred Stock are convertible into Common Stock at the rate ("the Series A Conversion Rate") determined by dividing (a) $6.00 by (b) the Series A Conversion Price, as provided in the Certificate of Designation of Series A Preferred Stock. The initial Conversion Price was $1.00, subject to adjustment as provided in the Certificate of Designation of Series A Preferred Stock. The adjustments are to prevent future dilution and also to adjust the conversion price in the event the Company sells Common Stock for a price less than the Conversion Price. The effective rate of conversion of shares of Series A Preferred Stock into Common Stock at September 20, 2001 is approximately 7-1/2 shares of Common Stock for each one whole share of Series A Preferred Stock, based on an adjusted conversion price of approximately $0.80. The Series A Preferred Stock shares are on a parity with Common Stock on an as converted basis in regard to liquidation and dividends. As of September 20, 2001, an aggregate of 479,696 shares of Series A Preferred Stock had been issued.

               (B) Series B Preferred Stock. On September 16, 1996 the Company filed a Certificate of Designation, Preferences and Rights of Series B Preferred Stock with the Delaware Secretary of State (the "Certificate of Designation of Series B Preferred Stock") to designate the Series B Preferred Stock, $.01 par value per share, consisting of 200,000 shares. On September 27, 1996, the Company filed with the Delaware Secretary of State an Amendment to the Certificate of Designation of Series B Preferred Stock to amend the rights and privileges of the Series B Preferred Stock. These rights, as amended, are summarized as follows. The rights and privileges of such Series B Preferred Stock include the right to vote on all matters, with each share of Series B Preferred Stock having one vote for each share of Common Stock into which one (1) share of Series B Preferred Stock can be converted. Shares of the Series B Preferred Stock are convertible into Common Stock at the initial rate (the "Series B Conversion Rate") of one hundred (100) shares of Common Stock for one
                    (1) share of Series B Preferred Stock, based on the quotient obtained by dividing (a) $100.00 by (b) the Conversion Price, as provided in the Certificate of Designation of Series B Preferred Stock. The initial Conversion Price is $1.00, subject to adjustment as provided in the Certificate of Designation of Series B Preferred Stock. The adjustments are to prevent future dilution. The effective rate of conversion of shares of Series B Preferred Stock into Common Stock is initially one hundred-for-one. The Series B Preferred Stock shares are on a parity with the Common Stock on an as converted basis with regard to liquidation and dividends. As of September 20, 2001, an aggregate of 119,059 shares of Series B Preferred Stock had been issued and 75,141 had been committed pursuant to outstanding options and warrants.

               (C) Series C Preferred Stock. On September 16, 1996 the Company filed a Certificate of Designation, Preferences and Rights of Series C Preferred Stock with the Delaware Secretary of State (the "Certificate of Designation of Series C Preferred Stock") to designate the Series C Preferred Stock, $.01 par value per share, consisting of 150,000 shares. On September 27, 1996, the Company filed with the Delaware Secretary of State an Amendment to the Certificate of Designation of Series C Preferred Stock to amend the rights and privileges of the

                    Series C Preferred Stock. These rights, as amended, are summarized as follows. The rights and privileges of such Series C Preferred Stock include the right to vote on all matters, with each share of Series C Preferred Stock having votes equal to one hundred (100) shares of Common Stock. Shares of the Series C Preferred Stock are convertible into Common Stock at the initial rate (the "Series C Conversion Rate") of one (1) share of Common Stock for one (1) share of Series C Preferred Stock, based on the quotient obtained by dividing (a) $1.00 by (b) the Conversion Price, as provided in the Certificate of Designation of Series C Preferred Stock. The initial Conversion Price is $1.00, subject to adjustment as provided in the Certificate of Designation of Series C Preferred Stock. The adjustments are to prevent future dilution. The effective rate of conversion of shares of Series C Preferred Stock into Common Stock is initially one-for-one. As of September 20, 2001, an aggregate of 68,404 shares of Series C Preferred Stock had been issued. The disproportionate voting rights of the Series C Preferred Stock are intended to satisfy the voting control provision of an agreement with the controlling stockholder. See "RISK FACTORS--Control of the Company" and See "Agreements With Garlock Regarding Corporate Control" under Item 12, paragraph (c) below in this Report on Form 10-KSB.

          (iv) Registration Rights: Several Promissory Notes issued by the Company in connection with the securing of bridge loans from certain individuals in 1995, granted registration rights to the holders as to an aggregate of 65,000 shares of the Company's Common Stock, including demand registration rights and piggyback registration rights, with respect to the registration of such shares.

TRANSFER AGENT AND REGISTRAR:

The Company acts as its own Transfer Agent and Registrar.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following tables set forth for the fiscal years indicated, certain financial data of the Company and should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-KSB.

                            STATEMENT OF OPERATIONS

                                                                                    Fiscal Year Ended March 31,
                                                                          ----------------------------------------------
                                                                                 2001                        2000
Income Statement Data
Revenues                                                                    $   3,751,656               $   3,218,078
Loss before taxes                                                          ($   2,878,074)             ($   1,515,878)
Net Loss                                                                   ($   2,878,074)             ($   1,515,878)
Net Loss per common share                                                          ($0.29)                     ($0.15)

Weighted average common shares                                                  9,951,835                   9,951,835
outstanding (excluding approximately 16.0
million shares of Common Stock subject to
options, warrants and conversion of
preferred stock at  March 31, 2001)

                                                                               March 31,
                                                                                  2001
                                                                            -------------
Balance Sheet Data
Working capital                                                              ($ 6,353,948)
Total assets                                                                  $ 1,971,065
Stockholders' deficit                                                        ($ 7,470,529)

                                                                                    Fiscal Year Ended March 31,
                                                                          ----------------------------------------------
                                                                                 2001                        2000
                                                                                 ----                        ----
Statement of Operations Data
Revenues                                                                        100.0%                      100.0%
Cost of revenues                                                                 90.1%                       82.4%
   Gross profit                                                                   9.9%                       17.6%
Expenses
   Selling and Administrative                                                    44.3%                       38.9%
   Research and Development                                                       0.0%                        0.0%
Loss from Operations                                                            (34.4%)                     (21.4%)

Interest expense, finance charges,                                               42.4%                       25.8%
  factor fees
Loss before taxes                                                               (76.7%)                     (47.1%)
Net loss                                                                        (76.7%)                     (47.1%)

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Revenues:

Revenues in fiscal 2001 were $3,751,656, up $533,578 (16.6%) from $3,218,078 reported in the prior fiscal year. Revenues relating to CD-ROM activities totaled $3,512,729, or 93.6% of sales, up slightly from the 92.9% for the comparable period for the prior fiscal year. Unit shipments of CDs were 7.7 million units, up 1.3 million units (20.7%) from 6.4 million units in the prior year.

The revenue increase occurred because the Company's new business efforts added approximately $1.5 Million in new accounts, or 40.9% of total revenues in the year. This increase was offset, in part, by reduced revenues from seasonal overflow production for competitors and loss of a Mid-West distributor. Throughout fiscal year 2001, we had available four press lines and two printers, plus additional packaging equipment which, we believe, contributed to our obtaining this new business and to an increase in average sales price per CD to $0.46 from $0.44.

This sales increase occurred despite some challenging conditions in the industry. ADC's primary plastic supplier experienced a fire in its plant supplying the North American market, necessitating an allocation of supplies by the supplier. This occurred immediately following the Company's acceptance of the largest CD order in our history (1.9 million units). This combination of circumstances necessitated costly and time consuming production outsourcing by us.

In addition, problems internal to our two largest customers in fiscal year 2001 caused significant disruption in cash and order inflow to ADC. Our efforts to obtain replacement business were hampered by an unexpected downturn in industry demand. This adversely impacted third quarter shipments, although fourth quarter shipments and year-end backlog recovered to a slight degree.

Cost of Revenues:

Cost of revenues was $3,380,797, or 90.1% of revenues in fiscal year 2001, an increase of $727,661 (27.4%) compared to $2,653,136 or 82.4% of revenues in fiscal year 2000. The higher cost of revenues in fiscal year 2001 reflects several factors: 1) the vendor fire, which resulted in supply constraints and increased materials and outsource expenses, 2) the addition of two large new accounts with significant outsource printing costs, and 3) expanded activity levels to support higher targeted levels of sales. Non-materials components of this increase involved compensation, depreciation and equipment rental, which could not be quickly reduced when the market softened in the third and fourth quarters of fiscal year 2001. During the fourth quarter of fiscal 2001, we reduced staffing, of hourly workers primarily, by 9 persons or twenty-five percent (25%) and attempted to eliminate other manufacturing costs. Our primary plastics supplier recovered from its fire and resumed normal shipments, which eliminated further production outsourcing during fiscal year 2001.

Selling and Administrative Expenses:

Selling and administrative expenses were $1,660,052 (44.3% of sales) for the 2001 fiscal year, an increase of $408,033 (32.6%) from $1,252,019 (38.9% of sales) reported during the 2000 fiscal year. The increase was primarily due to increases in our allowance for doubtful accounts and our outside professional services and costs of litigation.

Interest Expense, Finance Charges, Factor Fees:

Interest expense, finance charges and factor fees in the 2001 fiscal year were $1,588,881 (42.4% of sales) compared to $828,801 (25.8% of sales) in the prior fiscal year. Over one-half ($454,410) of the increase related to borrowings under convertible notes payable. These were converted to equity on March 31, 2001, at prices ranging from $0.50 to $0.80 per Common share equivalent. Due to the discounted price of some of these conversions ($0.50 vs. $0.80), $235,164 of this expense is characterized as a "beneficial conversion feature" of the convertible debt.

These new borrowings were made necessary by the Company's continued operating losses, and the need to meet various of its financial obligations, including repayment of advances aggregating $411,655 to its factoring source, Interim Capital.

The Company incurred an increase in equipment financing expense to unrelated secured lenders which was caused by full year expense for two of its equipment leases (CD Line #3, printers #2 and #3) contrasted to partial year expense previously realized.

Net Loss:

Net loss for the fiscal year 2001 was $2,878,074 (76.7% of revenues) compared to a loss of $1,515,878 (47.1% of revenues) for the prior fiscal year. This equates to losses of $0.29 and $0.15 per share, respectively, for fiscal year 2001 and fiscal year 2000. The average number of Common shares outstanding in fiscal year 2001 and 2000, were approximately 9.9 million and 9.9 million, respectively, excluding 21.5 million Common share equivalents issuable upon conversion of Preferred shares and exercise of options and warrants. The increase in aggregate losses, in dollars and in percentage of revenues in fiscal year 2001, resulted primarily from higher production costs and from higher costs related to financing activities.

Liquidity and Capital Resources:

Significant operating losses and increased levels of financial obligations have strained the Company's liquidity.

During the fiscal year ended March 31, 2001, the Company experienced a $2,878,074 of operating losses following $1,515,878 of operating losses in the prior fiscal year.

Net cash used in operating activities was negative only $323,049. Operations were funded by equity obtained through our private placement and exercise of stock options (approximately $414,000) and through borrowings under notes payable of $708,000. Proceeds were used to pay borrowings and capital lease obligations of approximately $713,000 and acquire machinery and equipment ($71,000).

In other financing activities, the Company converted notes payable and accrued interest of $933,000 to equity. We also renegotiated notes totaling $662,000 to more favorable payment terms and arranged lease financing of $520,000 to acquire additional print and packaging capacity.

We have converted approximately $685,000 of related party obligations to equity on September 20, 2001. Another $354,000 of such amounts due to related parties requires payment of only $2,500 per week. In addition, we plan to reduce borrowing costs, place current borrowings on a long-term payment basis and restructure obligations of approximately $1.5 million. Also, equipment lessors have been supportive regarding past due obligations of $591,000. We anticipate that, as long as we are able to be reasonably current with our capital lease payment obligations, our lessors will continue to grant their forbearances and possibly may agree to renegotiate some of our capital lease obligations on more favorable terms. Regarding notes payable, $1,073,000 thereof requires monthly payments of only $8,800, $1,023,000 has not been subject to a monthly payment schedule, and following March 31, 2001, the total balance thereof has been reduced by $96,000 in August 2001 due to conversion to equity. Another $2.5 million in accounts payable and accrued operating expenses at March 31, 2001 are with parties with whom, we hope, our relationships will continue to permit operation without undue disruption.

ADC must increase revenues to a level sufficient to attain breakeven operation. We are focusing our sales efforts toward more printing and packaging work, to offset the effects of a continuing soft market for CD-ROM manufacturing. We require additional capital sufficient to meet continuing operating costs and support any sales ramp-up, and we hope to obtain such capital from current investors and a new accounts receivable factoring source. Finally, we have identified areas for cost reduction and economies of scale, some of which would also require that we raise additional capital.

If we cannot execute this plan, we may need to cease operations.

IMPACT OF INFLATION:

We do not believe the impact of inflation is significant in our business.

FORWARD LOOKING STATEMENTS:

Certain statements contained in this Annual Report on Form 10-KSB are forward-looking, based on current expectations. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results and sales efforts. Investors are cautioned that all forward-looking statements involve certain risks and uncertainties, including among others those identified below. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, such factors include, among others, (i) the Company's ability to sustain and manage its growth and implement its business strategy, including the integration of newly acquired and geographically dispersed operations; (ii) the Company's ability to adapt quickly to changes in information storage and retrieval technology; (iii) the Company's reliance on a few key customer and strategic relationships; (iv) the trend of consolidation in the industry and the ability of the Company to effectively compete in an intensely competitive environment; (v) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (vi) the risks associated with establishing and maintaining international operations; (vii) the risks associated with price declines; (viii) the Company's dependence on its ability to obtain and maintain licenses to use patented technology in its manufacturing operations; and (ix) general economic factors over which the Company has no control.

Item 7.  Financial Statements

                       APPLIED DATA COMMUNICATIONS, INC.

                             Financial Statements

                                March 31, 2001

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



The Board of Directors and Stockholders
Applied Data Communications, Inc.


We have audited the accompanying balance sheet of Applied Data Communications, Inc. as of March 31, 2001 and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Data Communications, Inc. as of March 31, 2001 and the results of its operations and cash flows for each of the years in the two-year period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company's continued operating losses, limited capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cacciamatta Accountancy Corporation

CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
September 20, 2001

                       APPLIED DATA COMMUNICATIONS, INC.
                                 Balance Sheet


                                                                                March 31, 2001
                                                                                --------------
                                  ASSETS
Current assets
  Cash                                                                            $      4,384
  Accounts receivable, net of allowance for  doubtful accounts of $257,487             466,432
  Inventories                                                                           36,498
  Other                                                                                 81,682
                                                                                  ------------
   Total current assets                                                                588,996

Machinery and equipment, net of accumulated depreciation of $876,471                 1,382,069
                                                                                  ------------

                                                                                  $  1,971,065
                                                                                  ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Due to related parties                                                          $  2,519,250
  Notes payable                                                                      1,039,391
  Capital lease obligations                                                            868,249
  Accounts payable                                                                   1,197,068
  Accrued expenses                                                                   1,318,986
                                                                                  ------------
    Total current liabilities                                                        6,942,944

Long-term liabilities
  Notes payable                                                                      1,057,814
  Capital lease obligations                                                          1,440,836
                                                                                  ------------
Total Liabilities                                                                    9,441,594
                                                                                  ------------

Commitments and contingencies                                                                -

Stockholders' deficit
  Preferred stock -Series A, 500,000 shares authorized, $.01 par
     value; 479,696 shares issued and outstanding                                        4,797
  Preferred stock -Series B, 200,000 shares authorized, $.01 par
     value;  74,745 shares issued and outstanding                                          747
  Preferred stock -Series C, 150,000 shares authorized, $.01 par
     value; 68,404 shares issued and outstanding                                           684
  Common stock - 10,000,000 shares authorized, $.01 par
     value;  9,951,835 shares issued and outstanding                                    99,518
  Junior common stock - 500,000 shares authorized, $.01 par
     value; no shares issued and outstanding                                                 -
  Additional paid-in capital - preferred                                             8,306,346
  Additional paid-in capital - common                                                9,839,797
  Preferred stock subscriptions receivable                                            (433,750)
  Unearned consulting fees                                                             (30,000)
  Accumulated deficit                                                              (25,258,668)
                                                                                  ------------
     Total stockholders' deficit                                                    (7,470,529)
                                                                                  ------------
                                                                                  $  1,971,065
                                                                                  ============

  The accompanying notes are an integral part of these financial statements.

                       APPLIED DATA COMMUNICATIONS, INC.
                           Statements of Operations

                                                                     Year ended March 31,
                                                           ---------------------------------------
                                                                   2001                      2000
                                                           -------------             -------------
Net revenues                                                 $ 3,751,656               $ 3,218,078

Cost of revenues                                               3,380,797                 2,653,136
                                                           -------------             -------------

     Gross profit                                                370,859                   564,942

Selling and administrative expenses                            1,660,052                 1,252,019
                                                           -------------             -------------

     Loss from operations                                     (1,289,193)                 (687,077)

Interest expense, finance charges, factor fees
    Related parties                                              928,937                   568,112
    Other                                                        659,944                   260,689
                                                           -------------             -------------
                                                               1,588,881                   828,801
                                                           -------------             -------------

     Net loss                                                $(2,878,074)              $(1,515,878)
                                                           =============             =============

     Basic and diluted net loss per common share             $     (0.29)                   $(0.15)
                                                           =============             =============

     Basic and diluted weighted average number
       of common shares outstanding                            9,951,835                 9,951,835
                                                           =============             =============


   The accompanying notes are an integral part of these financial statements.

                       APPLIED DATA COMMUNICATIONS, INC.
                      Statements of Stockholders' Deficit
                      Years ended March 31, 2000 and 2001


                                                                      Preferred Stock
                                               -----------------------------------------------------------
                                                    Series A            Series B            Series C           Common Stock
                                                Shares    Amount     Shares   Amount    Shares   Amount     Shares      Amount
                                               -------------------- ------------------ ------------------------------------------
Balance at March 31, 1999                        248,215   $ 2,482    35,048    $ 350    68,404    $ 684    9,951,835   $ 99,518

Preferred stock issued in a private placement
  net of offering costs of $99,184               170,216     1,702       224        2         -        -            -          -

Preferred stock issued for litigation settlement       -         -     8,000       80         -        -            -          -

Preferred stock issued for finance charges             -         -       245        2         -        -            -          -

Exercise of options                                    -         -     1,250       13         -        -            -          -

Net loss                                               -         -         -        -         -        -            -          -
                                               -------------------- ------------------ ------------------ -----------------------
Balance at March 31, 2000                        418,431     4,184    44,767      447    68,404      684    9,951,835     99,518

Preferred stock issued in a private placement
  net of offering costs of $68,168                56,765       568     1,838       18         -        -            -          -

Conversion of debt and related accrued interest        -         -    17,367      174         -        -            -          -

Beneficial conversion feature                          -         -         -        -         -        -            -          -

Preferred stock issued for consulting services         -         -     1,800       18         -        -            -          -

Preferred stock subscriptions                      4,500        45     6,723       67         -        -            -          -

Exercise of options                                    -         -     2,250       23         -        -            -          -

Net loss                                               -         -         -        -         -        -            -          -
                                               -------------------- ------------------ ------------------ -----------------------

Balance at March 31, 2001                        479,696   $ 4,797    74,745    $ 747    68,404    $ 684    9,951,835   $ 99,518
                                               ==================== ================== ================== =======================


                                                Additional   Additional     Preferred
                                                 Paid-in      Paid-in         Stock        Unearned                      Total
                                                Capital -    Capital -    Subscriptions   Consulting   Accumulated    Stockholders'
                                                Preferred      Common      Receivable        Fees        Deficit        Deficit
                                              ------------ ------------- -------------- ------------- ------------  ---------------
Balance at March 31, 1999                       $ 4,541,417  $ 9,839,797     $        -     $       -   $(20,864,716)   $(6,380,468)

Preferred stock issued in a private placement
  net of offering costs of $99,184                  768,857            -              -             -              -        770,561

Preferred stock issued for litigation settlement    799,920            -              -             -              -        800,000

Preferred stock issued for finance charges           29,170            -              -             -                        29,172

Exercise of options                                  31,237            -              -             -              -         31,250

Net loss                                                  -            -              -             -     (1,515,878)    (1,515,878)
                                               ------------- ------------ -------------- -------------------------------------------

Balance at March 31, 2000                         6,170,601    9,839,797              -             -    (22,380,594)    (6,265,363)

Preferred stock issued in a private placement
  net of offering costs of $68,168                  356,995            -              -             -              -        357,581

Conversion of debt and related accrued interest     933,739            -              -             -              -        933,913

Beneficial conversion feature                       235,164            -              -             -              -        235,164

Preferred stock issued for consulting services      119,982            -              -       (30,000)             -         90,000

Preferred stock subscriptions                       433,638            -       (433,750)            -              -              -

Exercise of options                                  56,227            -              -             -              -         56,250

Net loss                                                  -            -                                  (2,878,074)    (2,878,074)
                                               ------------- ------------ -------------- ------------ -------------- --------------

Balance at March 31, 2001                       $ 8,306,346  $ 9,839,797     $ (433,750)    $ (30,000)  $(25,258,668)   $(7,470,529)
                                               ============= ============ ============== ============ ============== ==============

   The accompanying notes are an integral part of these financial statements

                       APPLIED DATA COMMUNICATIONS, INC.
                           Statements of Cash Flows

                                                                       Year ended March 31,
                                                               -----------------------------------
                                                                     2001                2000
                                                               --------------        -------------
Cash flows from operating activities
  Net loss                                                        $(2,878,074)        $ (1,515,878)
  Adjustments to reconcile net income to net cash used by
    operating activities
    Depreciation                                                      426,515              312,510
    Stock issued for services                                          90,000                    -
    Stock issued for finance charges                                        -               29,172
    Beneficial conversion feature of convertible note                 235,164                    -
    (Increase) decrease in assets
      Accounts receivable                                              67,990             (240,725)
      Inventories                                                       3,762               (9,354)
      Other assets                                                     94,701              (97,999)
    Increase (decrease) in liabilities
      Accounts payable                                                245,840              452,551
      Due to related parties:
        Accrued officer compensation                                  113,500               64,097
        Accrued financing fees                                         58,595              245,820
      Accrued interest on notes payable                               285,770               (7,098)
      Accrued interest on capital lease obligations                   201,031               16,393
      Other accrued expenses                                          732,157              141,939
                                                               --------------        -------------

    Net cash used by operating activities                            (323,049)            (608,572)
                                                               --------------        -------------

Cash flows from investing activities
  Purchase of fixed assets                                            (70,715)             (56,143)
                                                               --------------        -------------

    Net cash used by investing activities                             (70,715)             (56,143)
                                                               --------------        -------------

Cash flows from financing activities
  Proceeds from notes payable                                         708,368                    -
  Proceeds from factor controlled by related party                          -              228,378
  Payments on amounts due to related parties                         (525,951)            (165,426)
  Payments on notes payable                                            (9,876)             (30,384)
  Payments on capital lease obligations                              (188,224)            (192,996)
  Proceeds from issuance of preferred stock                           357,581              770,562
  Exercise of stock options                                            56,250               31,250
                                                               --------------        -------------

    Net cash provided by financing activities                         398,148              641,384
                                                               --------------        -------------

Net increase (decrease) in cash                                         4,384              (23,331)

Cash and equivalents, beginning of year                                     -               23,331
                                                               --------------        -------------

Cash and equivalents, end of year                                 $     4,384         $          -
                                                               ==============        =============

                                                                     (continued)

  The accompanying notes are an integral part of these financial statements.

                       APPLIED DATA COMMUNICATIONS, INC.
                     Statements of Cash Flows (continued)

                                                                          Year ended March 31,
                                                                   -----------------------------------
                                                                        2001                2000
                                                                   ---------------     ---------------

Supplemental disclosure of non-cash investing and financing activities

Notes and accrued interest converted to preferred stock               $  933,913         $         -
Financed equipment purchases                                          $  520,000         $   520,000
Notes payable and accrued interest rolled into new note               $  662,319         $         -
Preferred stock subscribed                                            $  433,750         $         -
Preferred stock issued in litigation settlement                       $        -         $   800,000

Cash paid during the year for interest                                $  341,679         $   544,514

  The accompanying notes are an integral part of these financial statements.

                       APPLIED DATA COMMUNICATIONS, INC.
                         Notes to Financial Statements


1. Nature of business and summary of significant accounting policies
--------------------------------------------------------------------

   Nature of business
   ------------------

   Applied Data Communications, Inc. (the "Company") is a Delaware Corporation incorporated in 1972. The Company provides to software developers and distributors 1) mass duplicating of computer software on floppy disk media,
   2) transfer of stored data from one media to another and 3) support involving printing, packaging, inserting materials and related functions. In December 1997, the Company purchased a CD-Rom manufacturing machine, which is capable of producing CD-Rom disks and digital video disks ("DVDs"). Production and sales of CD-Roms began in March 1998. Most of the Company's customers are located in Southern California.

   Use of estimates
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

   Cash and equivalents
   --------------------

   For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

   Inventories
   -----------

   Inventories are reported at the lower of cost (determined on the first-in-first-out method) or market.

   Equipment
   ---------

   Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

   Equipment is reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Reporting an impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

   Fair value of financial instruments
   -----------------------------------

   The fair value of the amounts due to related parties cannot be determined due to the related party nature of these obligations.

   Revenue recognition
   -------------------

   Revenues from product sales are recognized at time of shipment. In 2001 the three largest customers accounted for 46% of sales and 43% of accounts receivable at March 31, 2001. In 2000 no customer accounted for more than 10% of sales.

                       APPLIED DATA COMMUNICATIONS, INC.
                         Notes to Financial Statements


1. Nature of business and summary of significant accounting policies (continued)
--------------------------------------------------------------------------------

   Income taxes
   ------------

   Deferred taxes are accounted for using an asset and liability approach, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   Stock-based compensation
   ------------------------

   The Company has elected to adopt the disclosure provisions only of SFAS 123 and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations.

   Net loss per share
   ------------------

   Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year.
   Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares that reduce the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

   Recent accounting pronouncements
   --------------------------------

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB 101 at the beginning of fiscal 2001 has not had a material effect on the Company's financial condition or results of operations.

   In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issued clarifies the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; thev accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44 without a material impact on its financial statements.

                       APPLIED DATA COMMUNICATIONS, INC.
                         Notes to Financial Statements



1.   Nature of business and summary of significant accounting policies
----------------------------------------------------------------------
(continued)
-----------

     In June 2001, the FASB issued FASB Statement No. 141 (FAS 141), "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisitions Contingencies of Purchased Enterprises." Additionally, FAS 141 established that all business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued FASB Statement No. 142 (FAS 142), which addresses financial accounting and reporting for goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statement shall have not previously been issued. The Company plans to adopt FAS 142 in the quarter ended June 30, 2001. The adoption of FAS 142 is not expected to have a material impact on the Company's financial statements.

2.   Due to related parties
---------------------------

     Due to Chairman and C.E.O. for:
      - accrued obligations to indemnify against losses arising from foreclosure on individual property to satisfy Company obligations that were
        personally guaranteed, payable $2,500 per week and bearing no interest                    $   182,605

      - accrued and unpaid compensation converted to 17,500 Series B shares on
        September 20, 2001                                                                            436,800

     Due to C.F.O. for:
      - accrued and unpaid compensation and advances made on behalf of the Company                    171,600

     Due to a Director for:
      - advances of $150,000 and accrued interest, penalties and fees, for providing collateral support of $245,000 for corporate borrowings in fiscal 1999 converted, along with $16,500 of subsequent charges, into 10,000 shares of Series B stock
        on September 20, 2001                                                                         232,437

      - factored receivables, other advances, and related fees from an entity of which the Director is President, secured by a UCC-1 (second position):
        -- factored receivables, including financing fees at approximately 6% per month
           of $40,981                                                                                 219,873

        -- other advances, included financing fees at approximately 1% per month of $384,942        1,275,935
                                                                                                  -----------
                                                                                                  $ 2,519,250
                                                                                                  ===========

3.  NOTES PAYABLE
-----------------

     10% demand notes due to a shareholder for legal services, secured by UCC-1 (first position)
       including accrued interest of $217,364                                                             $  572,215

     7.7% to 10% demand notes due to shareholders for providing collateral to support corporate
       borrowings, including accrued interest of $184,440                                                    451,440

     10% note due to a shareholder for providing collateral to support corporate borrowings,
       payable $5,415 monthly with a balloon payment of $176,873 in July 2016                                662,319

     10% note due to a shareholder for providing collateral to support corporate borrowings, payable
       $3,400 monthly through May 2029                                                                       411,231
                                                                                                          ----------

                                                                                                           2,097,205
     Less current portion                                                                                  1,039,391
                                                                                                          ----------

     Long-term portion                                                                                    $1,057,814
                                                                                                          ==========

     Yearly maturities of notes payable and amounts due to related parties are:


           2002                    $ 3,558,641
           2003                         21,187
           2004                         23,342
           2005                         25,716
           2006                         28,332
     Thereafter                        959,237


4.   Capital lease obligations
------------------------------

     The company leases three CD replication lines, two silkscreen printers and a jewel case machine under capital leases expiring in various years through July 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases, of $403,496 in 2001 and $287,080 in 2000 is included in depreciation expense. Assets under capital leases of $2,052,482, net of accumulated depreciation of $757,381, are included in machinery and equipment in the accompanying balance sheet.

------------------------------------------

     Minimum future annual lease payments under capital leases follow:

     Past due payments, penalties and fees                                 $  591,576
          2002                                                                947,174
          2003                                                                744,319
          2004                                                                523,748
          2005                                                                393,639
          2006                                                                 55,009
                                                                           ----------

     Total minimum lease payments                                           3,255,465
     Less:  Amount representing interest                                     (946,380)
                                                                           ----------
     Present value of net minimum lease payments, including past due
        penalties and fees of $287,534                                     $2,309,085
                                                                           ==========

     Current portion of capital lease obligations                          $  868,249
     Long-term portion of capital lease obligations                         1,440,836
                                                                           ----------

                                                                           $2,309,085
                                                                           ==========

5.   Accrued expenses
---------------------

     Salaries, wages and related taxes                                     $  244,600
     Royalties                                                                485,094
     Professional services                                                    232,850
     Other                                                                    356,442
                                                                           ----------
                                                                           $1,318,986
                                                                           ==========

6.   Preferred stock
--------------------

     Series A
     --------

     The Series A carries the same rights and privileges of the common stock, including six votes per share of Series A, which is one vote for each of the six shares of common stock into which the Series A can be converted at the holders' option.

     In 2000 the Company sold 170,216 shares at $5.00 and $7.50 for net proceeds of $770,561 after issuance costs of $99,184. In 2001 the Company sold 56,765 shares at $7.50 for net proceeds of $357,581 after issuance costs of $68,168. Subsequently, the Company decided to issue additional Series B Preferred shares to those purchasers of Series A at $7.50, in order to reduce the effective sales price to $5.00 per share, resulting in the issuance of 224 and 1838 Series B shares in 2000 and 2001, respectively. In addition, the Company accepted subscriptions for 4,500 shares at $5.00 in 2001.

--------------------------------

     Series B
     --------

     The Series B carries the same rights and privileges of the common stock, including one hundred votes per share of Series B, which is one vote for each of the 100 shares of common stock into which the series B can be converted at the holders' option.

     In 2000, the Company issued 8,000 shares of Series B in settlement of litigation (see note 10), and 245 shares in settlement of finance charges. In addition, 1,250 options were exercised.

     In 2001, debt and related accrued interest totaling $933,913 were converted into 17,367 Series B shares. The number of shares issued included 2,621 shares as an inducement to convert to Series B preferred shares as the Company was unable to issue common stock. Because one of these conversions, representing 5,943 shares, was at a conversion ratio which was less than the current value of the underlying common stock, the Company recorded $235,164 as additional paid-in capital for the discount related to the beneficial conversion feature of this convertible debenture and amortized this expense immediately as the debenture was convertible immediately.

     In 2001 the Company entered into a twelve month consulting contract for 1800 Series B shares. At March 31, 2001, consulting fees of $30,000 remain unearned.

     In addition, the Company accepted subscriptions for 6,723 shares for a total of $400,000, and 2,250 options were exercised.

     Series C
     --------

     The Series C enjoys the same rights and privileges of the common stock, can be converted into common on a one to one ratio at the holder's option and each share of Series C has a voting right equivalent to 100 shares of common.

7.   Stock options
------------------

     Employees
     ---------

     On July 15, 1996, the Company granted non-qualified options to purchase 26,500 shares of its Series B Preferred Stock for $25.00 per share, or $0.25 per common share equivalent, which approximated market price. Of these options, 1,000 expired in March 1998 and 2,500 were cancelled in December 1999, resulting in 23,000 options outstanding at March 31, 2001, all of which are 100% vested. In 1998, 1999 and 2000, options to purchase 500, 3,100 and 500 shares of series B were granted to a director, four employees and one employee, respectively, at $1.00 per common share equivalent, which approximated market price, exercisable for 5 years. At March 31, 2001 all of these options were outstanding and 2,560 were vested.

------------------------------

     Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                               2001                  2000
                                         --------------         ------------
     Net loss
       As reported                       $ (2,878,074)          $(1,515,878)
       Pro forma                         $ (2,901,039)          $(1,558,136)

     Basic loss per share
       As reported                       $      (0.29)          $     (0.15)
       Pro forma                         $      (0.29)          $     (0.16)


     The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 2001 and 2000: expected volatility of 50%, risk-free interest of 6.5%, expected life of 5 to 10 years and no expected dividends. The estimated weighted-average fair value of stock options granted in 2000 was $0.73. No employee options were granted in 2001.

     Other options
     -------------

     The Company granted options to non-employee related parties for consulting services and in connection with bridge financing as follows:

     July 1996 - 4,750 Series B preferred shares exercisable at $25.00 per share, expiring August 2000. In December 1998, 1250 options were exercised; in December 1999, 1,250 options were exercised, and the remaining 2,250 options were exercised in August 2000.

     May 1997 - 1,000 Series B preferred shares exercisable at $1.00 per share, expiring April 2004, five years after the bridge loan of approximately $418,000 is repaid or converted. The note is secured by the fixed assets of the Company and is convertible into common stock at a rate of one share for each $1 of principal.

     May 1997 - 1,000 Series B preferred shares exercisable at $1.00 per share, expiring December 2002, were granted to a partnership which owned the Company's former headquarters, and which included the Company's CEO as 33% partner. The options were granted as an incentive to the partnership to convert accrued rent into a note, and in December 1997, to convert this note to Preferred B stock.

     During the period from August 2000 through January 2001, the Company granted options to purchase 16,050 shares of Series B preferred stock to seven investors at $80.00 per share. The investors had previously purchased $1,050,000 in convertible notes from the Company, and the options were provided as an incentive to convert the notes to equity. As part of the foregoing transaction, one of the noteholders was provided options to purchase 10,500 shares of Series B preferred stock, at a price of $8.00 per share expiring March 31, 2003.

                       APPLIED DATA COMMUNICATIONS, INC.
                         Notes to Financial Statements

7. Stock options (continued)
----------------------------

   In March 2000, the Company granted two investment banking firms 340 options to purchase Series B preferred stock, at a price of $8.80 per share expiring January 4, 2002 (297 shares) and May 1, 2003 (43 shares). These options were granted as an incentive to arrange introduction of potential investors to the Company.

   A summary of all Series B preferred stock option activity follows:

                                                             Weighted                                   Weighted
                                                              Average                                   Average
                                        Number            Exercise price          Exercisable        Exercise price
                                 -----------------      -----------------     -----------------    ----------------
   March 31, 1999                           33,600                $ 35.20                22,020              $29.80

   Granted                                   1,841                $101.80
   Exercised                                (1,250)               $ 25.00
   Canceled                                 (2,500)               $ 25.00
                                 -----------------

   March 31, 2000                           31,691                $ 40.30                25,556              $33.20

   Granted                                  26,550                $ 80.00
   Exercised                                (2,250)               $ 25.00
   Canceled                                      -
                                 -----------------

   March 31, 2001                           55,991                $ 59.77                53,559              $57.92
                                 =================

   The following information applies to all options outstanding at March 31, 2001:

                                                              Weighted                             Weighted
                                             Average           average                              average
      Exercise            Options           remaining         exercise            Number           exercise
        Price           Outstanding       life (years)          price          exercisable           price
   -------------   -----------------    --------------    --------------      -------------     -------------
   $       25.00              22,500         n/a                 $ 25.00             22,500           $ 25.00
   $       25.00                 500              0.25           $ 25.00                500           $ 25.00
   $       80.00              26,550              1.88           $ 80.00             26,550           $ 80.00
   $      100.00               6,100              2.50           $100.00              3,760           $100.00
   $      110.00                 341              0.48           $110.00                249           $110.00
                     ---------------                                       ----------------
                              55,991                                                 53,559
                     ===============                                       ================

                      APPLIED DATA COMMUNICATIONS, INC.
                         Notes to Financial Statements

8.  Basic and Diluted net loss per share
----------------------------------------

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                    2001                   2000
                                                            --------------------    -------------------
    Basic and Diluted loss per share:
    ---------------------------------

     Numerator
     --------
      Net loss                                                       $(2,878,074)           $(1,515,878)
                                                            --------------------    -------------------

     Denominator
     ----------
      Basic and Diluted weighted average number of common
      shares outstanding during the period                             9,951,835              9,951,835
                                                            --------------------    -------------------

    Basic and Diluted loss per share                                 $     (0.29)           $     (0.15)
                                                            ====================    ===================

    Incremental common shares (not included in the
    denominators of diluted earnings per share calculation due to their antidilutive nature) attributable to exercise
    of:
      Convertible preferred - Series A                                 2,878,176              2,510,586
      Convertible preferred - Series B                                 7,474,500              4,476,700
      Convertible preferred - Series C                                    68,404                 68,404
      Outstanding options (including the assumed exercise
      and conversion of Series B Preferred options)                    5,599,100              3,169,100
                                                            --------------------    -------------------

                                                                      16,020,180             10,224,790
                                                            ====================    ===================

9.  Income Taxes
----------------

   A reconciliation between the actual income tax benefit and the statutory rate follows:

                                                     2001                             2000
                                        ------------------------------       --------------------------
                                              Amount            %                Amount          %
                                        ------------------------------       --------------------------
   Computed income tax
    benefit at statutory rate                   $ 979,000           34           $ 515,000           34

   Operating loss with no
    current tax benefit                          (979,000)         (34)           (515,000)         (34)
                                        -----------------                    -------------

   Income tax benefit                           $       -                        $       -
                                        =================                    =============

   At March 31, 2001, the Company had a net operating loss carryforward for federal tax purposes of approximately $19,295,000 which, if unused to offset future taxable income, will expire between 2002 and 2021, and approximately $4,704,000 for California purposes which will expire, if unused, between 2002 and 2006.

                      APPLIED DATA COMMUNICATIONS, INC.
                         Notes to Financial Statements

9. Income taxes (continued)
---------------------------

   Under Section 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards is limited after an ownership change, as defined, to an annual amount equal to the market value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the highest Federal long-term tax exempt rate in effect for any month in the 3 calendar month period ending with the calendar month in which the ownership change occurred. The determination of whether a change in control has occurred can be a very complex and time consuming process. The Company is not currently in a position to determine whether changes in control may have occurred.

   A valuation allowance has been recognized for 2001 and 2000 to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 2001, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions.

   Significant components of the Company's deferred tax assets as of March 31, 2001 and 2000 are as follows:

                                                                                2001                      2000
                                                            ------------------------    ----------------------
   Net operating loss carryforwards                                 $      7,012,000         $       5,944,000

   Valuation allowance                                                    (7,012,000)               (5,944,000)
                                                            ------------------------    ----------------------

   Net deferred tax assets                                          $              -         $               -
                                                            ========================    ======================

10.Litigation Settlement
--------------------------

   The Company is the subject of certain liens and judgments related to default under terms of borrowings from two leasing partnerships ("Partnerships") in 1995. These borrowings were initiated by the Company in 1993 and totaled approximately $1.2 million. The parties resolved matters by the Company granting the Partnerships board and management representation and exchanging 1,388,447 shares of common stock for $1,388,447 in then outstanding debt. A subsequent dispute, regarding filling a vacant board seat, arose in 1999. This dispute was resolved in December 1999, through issuance of 8,000 shares of the Company's series B preferred stock valued at $800,000 to the Partnerships, and by assumption by the Company of certain legal costs incurred by the Partnerships.

11.Commitments and contingencies
--------------------------------

   Operating leases
   ----------------

   The Company leases its office space under a lease expiring June 30, 2003 which provides for basic rent of $9,648 per month. Rent expense was $112,118 and $95,274 in 2001 and 2000, respectively.

   The Company also leases a CD replication line under an operating lease expiring November 28, 2005 for a basic rent of $15,107 per month. Rent expense was $181,284 and $18,135 in 2001 and 2000, respectively.

                      APPLIED DATA COMMUNICATIONS, INC.
                         Notes to Financial Statements

11.Commitments and contingencies (continued)
--------------------------------------------

   Annual minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2001 are as follows:

      2002                                     $  296,196
      2003                                        299,652
      2004                                        211,092
      2005                                        181,284
      2006                                        120,856
                                            -------------
   Total minimum payments required             $1,109,080
                                            =============

12.Going concern
-----------------

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported significant losses for the last several years and revenues from existing products do not provide sufficient cash to cover current operating needs. The Company has relied on related party and other borrowings and private placements of preferred stock to meet its obligations.

   During 1998, as part of a restructuring plan, the Company added CD-ROM replication services to its product line. It subsequently acquired additional CD replication capacity and equipment needed to perform CD printing and packaging services and now has the capability of producing over
   2.0 million CD units per month, which the Company believes would be sufficient to establish profitable operations. These changes have increased the Company's sales base, but revenues are still insufficient to cover higher operating costs. Given this, and current weakness in the CD market, the Company has intensified its sales efforts and taken steps to reduce its operating costs. Changes have involved personnel, pricing, and sales channels and seeking additional revenues from CD-ROM packaging and fulfillment services and performing silk-screen print and packaging for CD-R products. Fixed overhead and variable manufacturing costs have been reduced and/or are being renegotiated. The Company will finance the plan through continued advances from related parties and sale of equity securities to provide both the working capital and financial base to support sales growth until profitable operation is attained. There can be no assurance, however, that advances sufficient to achieve these objectives will be obtained.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company are to be elected by the Company's Stockholders and hold office until the next Annual Meeting of Stockholders and until successors are elected and qualified, or until their earlier resignation or removal from office. The Company's Bylaws, as amended and restated, provide that vacancies on the Board of Directors may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director.

Messrs. Hurlburt and Hale were elected to the Board of Directors on March 27, 2001. Pursuant to the terms of an Agreement dated December 16, 1995 and as amended December 6, 1999, between the Company, Walter J. ("Pat") Kane, as an individual, and certain leasing partnerships, Thomas W. Garlock and his designate, currently G. Ray Hale, may serve as directors until the Company meets certain performance objectives (see "Certain Transactions -- "Agreements With Garlock Regarding Corporate Control" under Item 12). On July 14, 2001, however, Mr. Garlock resigned from the Board of Directors, but retained the contractual ability to appoint a successor, which Mr. Garlock has not yet exercised. All corporate officers serve at the discretion of the Board of Directors.

Officer/Director Name                  Age    Since  Position

Walter J. ("Pat") Kane                  62    1972   Chief Executive Officer
3324 South Susan St.                                 and Chairman of the Board
Santa Ana, CA 92704

Thomas W. Garlock                       44    1996   Director (Resigned in 2001)
1850 Pratt Rd.
Jackson Hole, WY 83001

John F. Fuini, Sr.                      80    1996   Director
3020 Old Ranch Parkway, Suite 300
Seal Beach, CA 90740

Marcus Hurlburt                         48    2001   Director
3324 South Susan St.
Santa Ana, CA 92704

G. Ray Hale                             71    2001   Director
3324 South Susan St.
Santa Ana, CA 92704

Barry K. Sugden, Jr.                    58    1996   Chief Financial Officer,
3324 South Susan St.                                 Treasurer and Secretary
Santa Ana, CA 92704


Robert P. Klose                         62    1998   Chief Operating Officer
3324 South Susan St.
Santa Ana, CA 92704

Walter J. ("Pat") Kane. Mr. Kane is a co-founder of the Company and has been Chairman and Chief Executive Officer since its inception in July, 1972. He holds a BS degree in Engineering from the University of California at Berkeley and an MBA degree in Finance from the University of Southern California. He has been an active member of the American Electronics Association and a registered Professional Engineer in the State of California. He currently serves as Vice-Chairman of the Santa Ana Workforce Investment Board.

John F. Fuini, Sr. Mr. Fuini has been a director of the Company since his election on July 18, 1996. Mr. Fuini is President of Interim Capital, Inc., a provider of secured financing with principal offices in Seal Beach, California. In addition, he is the Vice President of Finish Line Auto and the owner of JFF Ranch. Mr. Fuini also owns JFF Investments, a proprietorship investment company. Previously he has held various financial and operational positions for a variety of companies. He holds a Bachelor of Arts degree from Temple University in Business Finance and Controllership.

Thomas W. Garlock. Mr. Garlock was elected to the Board of Directors on July 18, 1996 pursuant to the Agreement dated December 16, 1995 by and between Multimedia Disk Duplicators, Star Media Partners, L.P., the Company and Walter
J. ("Pat") Kane (see "Certain Transactions - Agreements With Garlock Regarding Corporate Control" under Item 12). Mr. Garlock is President of Blue Star Finance Corporation, an investment company based in Malibu, California, which arranges venture financing for businesses. He is also the President of MultiMedia Financial, the President of Market Winning Strategies, Inc., a director of LocatePlus.com, the founder and chairman of In-Sync Interactive, and the chairman of Communications 2000. Mr. Garlock resigned from the Board of Directors on July 14, 2001.

Marcus W. Hurlburt. Mr. Hurlburt was elected to the Board of Directors on March 27, 2001. Mr. Hurlburt is a registered securities broker and has been actively involved in the financing, securities brokerage and investment banking field for over ten years. He is currently a registered securities broker with Harrison Douglas Securities, Denver, Colorado. From July 2000 to June 2001, he was President of Go Now Securities, Irvine, California. From January 1998 to July 2000, he was Vice President/Branch Manager of Travis Morgan Securities of Irvine, California. From January 1996 to December 1997, he was Regional Manager for Atlantic Pacific Finance.

G. Ray Hale. Mr. Hale was elected to the Board of Directors on March 27, 2001. Mr. Hale is the owner of Action Dist./Construction Co., Inc., a small subcontracting firm in Salt Lake City, Utah, which was founded in 1983 and is involved with the installation of interior finishes in residential and commercial buildings. Mr. Hale is also a director of Standard Life, a small, privately-held insurance company.

EXECUTIVE OFFICERS:

Walter J. ("Pat") Kane. Mr. Kane is Chairman of the Board and the Chief Executive Officer of the Company. See Mr. Kane's personal information above.

Barry K. Sugden, Jr. Mr. Sugden is the Chief Financial Officer, Treasurer and Secretary of the Company and has held those positions since he joined the Company in January 1996. From August 1992 until December 1995, he was Chief Financial Officer of DMI, Inc, a computer systems company in Irvine, California. Previously, he held various financial management positions. Mr. Sugden received a B.A. degree in economics from Ohio University and an MBA degree from Harvard University.

Robert P. Klose. Mr. Klose is the Chief Operating Officer of the Company and has held that position since he re-joined the Company in November 1998. Mr. Klose held the position of Vice President, Manufacturing, at the Company from June 1984 through March 1991. From December 1995 until re-joining the Company in November 1998, Mr. Klose was the Vice President, Manufacturing, at the Consolidated Devices Division of Snap-On Incorporated and supervised approximately 200 employees and was responsible for sales of $20,000,000 per year.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

The directors, executive officers and each of the 10% or more shareholders of the Company may be required by Section 16(a) of the Securities Exchange Act of 1934 to file reports on Forms 3, 4 and 5. Forms 3, 4 and 5 have not been filed by these persons during the past two fiscal years. The filing deficiencies, if any, are being identified, and the Company will recommend to such persons that such filings be made as required on a timely basis following the filing of this Report on Form 10-KSB.

Item 10.  Executive Compensation

The following table sets forth certain information as to (i) each of the executive officers or directors of the Company whose aggregate compensation exceeded $60,000, and (ii) all officers and directors as a group, for services to the Company in all capacities during the three fiscal years ended March 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
                                          Annual Compensation                Awards                             Payouts
                                     Salary
                                      Paid                Other         Restricted    Securities          LTIP
Name and Principal                     or                Annual            Stock       Underlying         Payout       All Other
     Position               Year    Accrued     Bonus  Compensation       Award(s)   Options / SARS (#)    ($)      Compensation ($)
Walter J. Kane               2001   $78,000       --       $10,000(2)        --            --                 --            --
President, Chief             2000   $78,000       --       $10,000(2)        --            --                 --
Executive Officer (1)        1999   $78,000       --       $10,000(2)        --            --                 --            --

Barry K. Sugden, Jr.         2001   $78,000       --            --           --            --                 --            --
Secretary and Chief          2000   $78,000       --            --           --            --                 --            --
Financial Officer (3)        1999   $78,000       --            --           --            --                 --            --

Robert P. Klose              2001   $78,000       --            --           --            --                 --            --
Chief Operating Officer      2000   $78,000       --            --           --            --                 --            --
                             1999   $78,000       --            --           --            --                 --            --

(1)  Mr. Kane's salary has been accrued and not paid.
(2)  Use of a Company leased vehicle.
(3)  A portion of Mr. Sugden's salary has been accrued, and not paid.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               Individual Grants

                               Number of Securities         % of Total Options/SARS
                              Underlying Options/SARS        Granted to Employees in     Exercise or Base Price
Name                                  Granted                      Fiscal Year                   ($/Share)          Expiration Date
-----------------------------------------------------------------------------------------------------------------------------------
Walter J. Kane                      --                          --                         --                          --

Barry K. Sugden, Jr.                --                          --                         --                          --

Robert P. Klose                     --                          --                         --                          --

              Aggregated Option/SAR Exercises in Last Fiscal Year
                         And FY-End Options/SAR Values



                                                                                                              Value of Unexercised
                                                                                 Number of Securities              In-the-Money
                                                                                 Underlying Unexercised           Options/SARS at
                          Shares Acquired on             Value Realized          Options/SARS At FY-End       FY-End($) Exercisable/
Name                          Exercise (#)                    ($)                             (#)                 Unexercisable
Walter J. Kane                   --                           --                         --                       --
Barry K. Sugden, Jr.             --                           --                         --                       --
Robert P. Klose                  --                           --                         --                       --

COMPENSATION OF DIRECTORS:

The directors of the Company received no cash compensation for their services as directors during fiscal years 2000 or 2001. See "STOCK OPTIONS FOR BOARD OF DIRECTORS" below.

             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

KANE COMPENSATION:

1. During the Company's history, Mr. Kane has assumed or suffered the payment or guarantee of the Company's obligations as follows:

     (a) As a condition to its obtaining working capital financing from Interim Capital, ADC has been required to provide the personal financial guarantee of Mr. Kane, its Chief Executive Officer. Mr. Kane has also guaranteed the judgment obtained by MultiMedia and Star Media Partnership, lenders to the Company of approximately $1.2 Million. Mr. Garlock, a former director of the Company, is the general partner of such partnership lenders. See "Agreements With Garlock Regarding Corporate Control" under Item 12, paragraph (c) below in this Report on Form 10-KSB. Other than ADC's obligations to indemnify Mr. Kane for losses if and as they may arise, Mr. Kane has not been, and will not be, compensated for the risks associated with the foregoing guarantees to Interim Capital or to the partnership lenders.

     (b) As a condition to its obtaining lease financing for its production equipment from independent parties, ADC also was required to provide the personal financial guarantee of Mr. Kane, its Chief Executive Officer. The Company has acquired approximately $2.2 Million worth of production equipment to create or support four production lines through the use of financings which also required Mr. Kane's guarantee. The Company has agreed to indemnify Mr. Kane against any losses on such guarantees.

     (c) In addition to the foregoing guarantees, Mr. Kane made cash loans to the Company and incurred certain losses and accrued interest charges and unpaid salary, all aggregating approximately $1,877,249, as of July 1996. This aggregate amount included (i) $724,631 in cash to collateralize or discharge Company obligations, (ii) $255,715 in interest accrued to Mr. Kane on these advances, (iii) $442,000 in property forfeited to discharge Company loans (as valued by the Company's Board) and (iv) $116,000 in interest accrued to Mr. Kane on this forfeited collateral. In addition, Mr. Kane had accrued to July 1996 unpaid salary of $338,903. In July 1996, Mr. Kane exchanged $1,537,000 of this debt for 15,370 shares of Preferred Stock, Series B. At such time, Mr. Kane began to receive payments on a repayment schedule for the $340,249 balance at the rate of $2,500 per week-as and when funds are available.

     (d) After July 1996, Mr. Kane realized additional losses or liabilities aggregating $352,000, including (i) a foreclosure loss of $200,000 (the "Whittier loan") secured by Mr. Kane's Long Beach property, (ii) a $93,000 foreclosure loss on a condominium in Solana Beach, CA, and (iii) a $59,000 loss by repayment by Mr. Kane of a loan which had been obtained by ADC from Robert Mowry. The $352,000 aggregate sum of these loans and losses were added to the $340,249 arrangement described in subparagraph (c), and the aggregate sum of $692,249 has been partially offset by the $2,500 per week payments to Mr. Kane. Such repayments aggregated $510,000 at March 31, 2001, leaving approximately $182,605 unpaid to Mr. Kane as of such date.

2. The Company and Mr. Kane have agreed upon the following general settlement of all past amounts due Mr. Kane as of the date of this Report:

     (a) The Company will pay Mr. Kane the remaining aggregate of $182,605 described in paragraph 1(d) above, the obligation for which will survive and continue to be paid by the Company at the rate of $2,500 per week, until such amount is completely repaid, at which time Mr. Kane will resume cash payroll compensation; and

     (b) Mr. Kane converted his accrued and unpaid compensation of $436,800 into 17,500 shares of Series B Preferred Stock on September 20, 2001.

     (c) The Company will fully indemnify Mr. Kane for any losses as and when they may arise under any of the Company obligations assumed or guaranteed by Mr. Kane.

The foregoing items constitute full satisfaction of all past due amounts owned Mr. Kane by the Company as of the date of this Report. The settlement terms require that Mr. Kane undertake to indemnify the Company against any claims for taxes and withholdings.

SUGDEN COMPENSATION:

Mr. Sugden has served as the Company's Chief Financial Officer since January 1996, with a salary of $1,500 per week or $78,000 per year. Mr. Sugden has taken a portion of his weekly compensation in the form of cash, at the rate of $900 per week, when cash has been available. The unpaid accrued compensation at March 31, 2001 was approximately $160,000. Mr. Sugden and the Company have indicated a willingness to exchange such accrued compensation for Common Stock of the Company at the rate of one share of stock for each $0.25 in accrued compensation. In addition, Mr. Sugden has advanced funds to third parties, on ADC's behalf, and incurred expenses on the Company's behalf, which totaled approximately $11,600 (excluding interest) at March 31, 2001. The Company has agreed to repay Mr. Sugden as soon as appropriate funds become available, and Mr. Sugden is also to indemnify the Company against claims and withholdings.

ROBERT KLOSE:

Robert Klose is the Chief Operating Officer of the Company and is responsible for all production operations, plant and facilities maintenance, produce and process quality control, in addition to other responsibilities. His employment agreement provides for compensation which includes a base salary of $78,000 per year and a bonus of $22,000 for annual compensation aggregating $100,000 over the first twelve months of his employment, which began in 1998. In addition, he received a 250,000 share stock option at $1.00 per share, vesting over 5 years.

INDEMNIFICATION OF DIRECTORS AND OFFICERS:

Currently, the Company does not maintain officers' and directors' liability insurance. Reasonable director fees and other compensation may be established by a vote of the Board of Directors. The Company may acquire officers' and directors' liability insurance in the event that affordable insurance coverage may be obtained. Under Delaware law and the Company's

Bylaws, an officer or director of the Company may be entitled to indemnification from the Company against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative if such officer or director acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Under the Company's Certificate of Incorporation, no director of the Company shall be liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability:

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The following table identifies, as of September 30, 2001, the number and percentage of outstanding shares of stock (or options exercisable now or to become exercisable before November 30, 2001) owned by (i) each person known to the Company who owns more than five percent of the outstanding Common Stock or any other class of equity securities, (ii) each director, and (iii) officers and directors of the Company as a group:

                                                                                        % of                Total #/% of
                                                                                      Ownership             Common Stock
Name and Address of                                      Amount and Nature of         of Stock                 Voting
Beneficial Owner                Title of Class           Beneficial Ownership         by Class               Equivalents
----------------                --------------           --------------------         --------              ------------

Walter J. ("Pat") Kane        Common Stock/(1)(2)/            1,246,586                  12.5%                 1,246,586
3324 South Susan Street       Preferred Stock
Santa Ana, CA 92704               Series A                           --                    --                         --
                                  Series B                       54,707                  28.3%                 5,470,700
                                  Series C                       68,404                 100.0%                    68,404
                                                                                                             -----------
                                       TOTAL                                                                   6,785,690
                                       PERCENT OF ALL COMMON EQUIVALENTS                                            24.2%



John F. Fuini, Sr. or         Common Stock/(3)/                1,425,000                 14.3%                 1,425,000
Interim Capital c/o ADC        Preferred Stock
3324 South Susan Street           Series A                            --                   --                         --
Santa Ana, CA 92704               Series B                        15,250                  7.9%                 1,525,000
                                  Series C                            --                   --                         --
                                                                                                             -----------
                                       TOTAL                                                                   2,900,000
                                       PERCENT OF ALL COMMON EQUIVALENTS                                            11.2%



Leasing Partnerships of       Common Stock/(4)/                1,388,447                 14.0%                 1,388,447
Star Media Partners, L.P.      Preferred Stock
and MultiMedia                    Series A                            --                   --                         --
Disk Duplicators                  Series B                         8,000                  4.1%                   800,000
5947 Trancas Canyon Road          Series C                        68,404                100.0%                 6,840,400
Malibu, CA 90265                                                                                            ------------
                                       TOTAL                                                                   9,028,847
                                       PERCENT OF ALL COMMON EQUIVALENTS                                            27.4%



Robert P. Klose               Common Stock/(5)/                   24,000                    *                     24,000
3324 South Susan Street        Preferred Stock
Santa Ana, CA 92704               Series A                            --                   --                         --
                                  Series B                         1,500                    *                    150,000
                                  Series C                            --                   --                         --
                                                                                                            ------------
                                       TOTAL                                                                     174,000
                                       PERCENT OF ALL COMMON EQUIVALENTS                                               *



G. Ray Hale                   Common Stock/(6)/                       --                   --                         --
241 North Vine Street          Preferred Stock
No. 703E                          Series A                         3,000                    *                     22,500
Salt Lake City, UT 84103          Series B                           500                    *                     50,000
                                  Series C                            --                   --                         --
                                                                                                            ------------
                                       TOTAL                                                                      72,500
                                       PERCENT OF ALL COMMON EQUIVALENTS                                               *



Marcus Hurlburt c/o ADC      Common Stock/(7)/                        --                   --                         --
3324 South Susan Street       Preferred Stock
Santa Ana, CA 92704               Series A                            --                   --                         --
                                  Series B                           500                    *                     50,000
                                  Series C                            --                   --                         --
                                                                                                            ------------
                                       TOTAL                                                                      50,000
                                       PERCENT OF ALL COMMON EQUIVALENTS                                               *



(*) Indicates ownership of less than one percent (1%).

[Continued from previous page]

                                                                                      % of     Total #/% of
                                                                                    Ownership  Common Stock
Name and Address of                                   Amount and Nature of          of Stock     Voting
 Beneficial Owner            Title of Class           Beneficial Ownership          by Class    Equivalents
-------------------------  --------------------  ---------------------------------  ---------  ------------

Barry K. Sugden, Jr.       Common Stock/(8)/                   --                       --             --
3324 South Susan Street    Preferred Stock
Santa Ana, CA 92704           Series A                         --                       --             --
                              Series B                      9,400                      4.9%       940,000
                              Series C                         --                       --             --
                                                                                             ------------
                                  TOTAL                                                           940,000
                                  PERCENT OF ALL COMMON EQUIVALENTS                                   3.6%



George Colin c/o ADC       Common Stock/(9)/                   --                       --             --
3324 South Susan Street    Preferred Stock
Santa Ana, CA 92704           Series A                         --                       --             --
                              Series B                     50,732                     26.1%     5,073,200
                              Series C                         --                       --             --
                                                                                             ------------
                                  TOTAL                                                         5,073,200
                                  PERCENT OF ALL COMMON EQUIVALENTS                                  17.7%

Donald Epps c/o ADC        Common Stock                        --                       --             --
3324 South Susan Street    Preferred Stock
Santa Ana, CA 92704           Series A                     28,095                      5.9%       210,713
                              Series B                         --                       --             --
                              Series C                         --                       --             --
                                                                                             ------------
                                  TOTAL                                                           210,713
                                  PERCENT OF ALL COMMON EQUIVALENTS                                     *

Roger Berney               Common Stock                        --                       --             --
C/o Berney Properties      Preferred Stock
16750 Hale Avenue             Series A                     32,400                     6.76%       243,000
Irvine, CA  92606             Series B                         --                       --             --
                              Series C                         --                       --             --
                                                                                             ------------
                                                                                                  243,000
                                  TOTAL
                                  PERCENT OF ALL COMMON EQUIVALENTS                                     *

All Executive              Common Stock/(10)/ /(11)/    2,695,588                     27.1%     2,695,586
Officers and Directors     Preferred Stock
as a Group                    Series A                      3,000                        *         22,500
                              Series B                     82,857                     42.6%     8,185,700
                              Series C                     68,404                    100.0%        68,404
                                                                                             ------------
                                  TOTAL                                                        10,972,192
                                  PERCENT OF ALL COMMON EQUIVALENTS                                  38.4%

--------------------------
    (*)   Indicates ownership of less than one percent (1%).

    (1) The Common shares held by Mr. Kane include 15,000 shares held by the wife and children of Mr. Kane. 18,500 shares of Series B Preferred Stock are beneficially owned pursuant to a stock option held by Mr. Kane, exercisable currently.

    (2) Mr. Kane has sole dispositive power. Voting power over all of the Series C Preferred Stock shares (at 100 votes per share) has been granted by proxy from Mr. Kane to the Leasing Partnerships named in
          Item 12(c) and Mr. Kane has agreed to convert all of such shares of Series C immediately to 68,404 shares of Common Stock upon termination of the proxy and has agreed not to dispose of any Series C shares.

    (3) Includes 1,050,000 shares of Common Stock held by Interim Capital, of which Mr. Fuini is President and sole owner. 500 shares of the Series B Preferred Stock are beneficially owned pursuant to a stock option held by Mr. Fuini, exercisable currently.

    (4) The Leasing Partnerships are comprised of Star Media Partners, L.P., a California limited partnership, which beneficially owns 733,325 of such shares, and MultiMedia Disk Duplicators, a California limited partnership, which beneficially owns 655,122 of such shares. On December 19, 1995 the Company executed an agreement with the Leasing Partnerships and Walter J. ("Pat") Kane, as an individual, pursuant to which the Company agreed to the election to its Board of Directors, of Messrs. Thomas W. Garlock, Michael Hawkins and Douglas P. Haffer, or others, as nominees of the Leasing Partnerships. Also pursuant to such agreement, Mr. Kane had agreed to deliver to the Leasing Partnerships proxies for such number of shares of voting stock of the Company owned or controlled by Mr. Kane as would give the Leasing Partnerships, by outright ownership or control by proxy, voting control of at least 50.1% of the outstanding stock of the Company. See Item 12(e) and Item 5(f).

    (5) 1,500 shares of Series B Preferred Stock are beneficially owned pursuant to a stock option held by Mr. Klose, exercisable currently or becoming exercisable within 60 days.

    (6) 500 shares of the Series B Preferred Stock are beneficially owned pursuant to a stock option held by Mr. Hale, exercisable currently.

    (7) 500 shares of the Series B Preferred Stock are beneficially owned pursuant to a stock option held by Mr. Hurlburt, exercisable currently.

    (8) 2,500 shares of Series B Preferred Stock are beneficially owned pursuant to a stock option held by Mr. Sugden, exercisable currently. 6,900 shares of Series B Preferred Stock are beneficially owned pursuant to an agreement between Mr. Sugden and the Company whereby such shares may be exchanged for accrued compensation owed to Mr. Sugden, at Mr. Sugden's election, exercisable currently.

    (9) 24,750 shares of Series B Preferred Stock are beneficially owned pursuant to stock options held by Mr. Colin, exercisable currently or becoming exercisable within 60 days.

    (10) 25,000 shares of Series B Preferred Stock are beneficially owned pursuant to stock options held by someone in the group, exercisable currently or becoming exercisable within 60 days.

    (11) Voting power over all of the Series C Preferred Stock shares (at 100 votes per share) has been granted by proxy from Mr. Kane to the Leasing Partnerships named in Item 12(c), and Mr. Kane has agreed to convert all of such shares of Series C immediately to 68,404 shares of Common Stock upon termination of the proxy and has agreed not to dispose of any Series C shares.

Item 12. Certain Relationships and Related Transactions

     (a) Kane Obligations. Walter J. ("Pat") Kane, the Company's Chief Executive Officer and a Director, has undertaken Company obligations to banks, financial institutions and others. The Company is indebted to Mr. Kane for indemnification and for various claims. See KANE COMPENSATION FOR GUARANTEES above in Item 10, incorporated herein by this reference.

     (b) Sugden Obligations. Barry K. Sugden, Jr., the Company's Chief Financial Officer is owed approximately $171,000 for past due salary and loans which may be settled by an issuance of equity securities. See SUGDEN COMPENSATION above in Item 10, incorporated herein by this reference.

     (c) Agreements with Garlock Regarding Corporate Control. The Company and Walter J. ("Pat") Kane (as an individual) have entered into an agreement, dated December 16, 1995 (the "Agreement") with MultiMedia Disk Duplicators, a California limited partnership, and Star Media Partners, L. P., a California limited partnership (collectively, the "Partnerships"), in connection with the judgments obtained by the Partnerships in actions filed in Orange County Superior Court in 1995 (the "Judgments"). Pursuant to the Agreement, the Partnerships agreed not to execute on the Judgments in exchange for the issuance of 1,388,447 shares of Common Stock by the Company to the Partnerships, the execution by Walter J. ("Pat") Kane of a proxy for the voting rights of the shares of the Company's stock owned by him and the assumption of the control of the management of the Company by the Partnerships, or a designee thereof. These actions were effected on July 31, 1996. When the Company reaches certain pre-agreed performance objectives, Partnership designees serving as members of the Company's Board of Directors will resign such positions, and the proxy provided by Walter J. ("Pat") Kane will be returned to him. To date, the pre-agreed performance objectives have not been met. Further, if the provisions of the Agreement have been met, an acknowledgment of Satisfaction of Judgment is to be filed with the Orange County Superior Court and with the appropriate county recorder and the Secretary of State if necessary.

     In July 1999, a dispute arose between the Partnerships and the Company regarding the filling of a vacant Board seat. The dispute was resolved in December 1999 through 1) issuance of 8,000 shares of Preferred Stock, Series B, to the Partnerships, 2) assumption by the Company of certain legal costs incurred by the Partnerships and 3) substitution of the individual occupying one of the Partnership Board seats, and relinquishment of the Partnerships' right to nominate one of the three Board seats. Subsequently, the Partnerships' representative occupying one of the remaining two seats resigned from the Board of Directors. The Partnerships' representative currently occupies one seat on the Company's Board of Directors, and the Partnerships retain their previous liens and proxy votes.

     (d) Interim Capital. The Company has entered into a Factoring and Security Agreement dated July 29, 1994 with Interim Capital which is an affiliate of John Fuini, a director of the Company. Under the Factoring Agreement, Interim Capital is to advance from 50% up to 70% of the value of the scheduled accounts receivable invoices purchased, with an initial down payment on the purchase price and with the balance, net of fees and discounts, being paid by the factor after the scheduled accounts receivable invoices have been paid in full by the customer. A reserve account is also maintained as additional collateral. Fees, expressed as a percentage of face amount of accounts receivable invoices purchased, as opposed to the amount of funds advanced, are based on number of days advanced funds remain outstanding. The discount and service fees are 2% for each 10 day increment up to 90 days and 1% for each month after 91 days for collection. The Company is indebted to Interim Capital for $1,495,808, including $425,954 accumulated factoring fees at March 31, 2001. Approximately $531,000 of the factored invoices were outstanding as of September 6, 2001 and aged less than 90 days. A sum of $890,993 was advanced by Interim Capital for invoices that are aged over 90 days, deemed uncollectible and subject to a repurchase payment contingent obligation of ADC in the sole discretion of Interim Capital.

     In June and September of 1998, ADC entered into supplemental financing arrangements with John Fuini for advances aggregating $395,000 from John Fuini and Interim Capital. The purposes for the arrangements included (a) obtaining additional working capital of $150,000 in cash and (b) funding ADC's acquisition of its first printer system. To facilitate acquisition of Printer #1, Mr. Fuini and Interim Capital advanced ADC $100,000 in cash and provided an uncashed deposit check for $145,000 in lieu of an ADC letter of credit to Kammam Company that ADC could not provide as security for the balance due on the printer. The advances were critical to ADC's being able to continue operation and acquire CD print capability needed to be competitive.

     Following these supplemental arrangements, ADC entered into an agreement with Mr. Fuini and Interim Capital under which ADC would (a) cause a return in April 1999 to the appropriate party of the $145,000 deposit check; (b) repay $150,000 from ADC funds derived from its portion of collected accounts receivable during the period prior to June 30, 2000; and (c) repay the remaining $100,000 plus accrued fees through a three-year repayment schedule expiring August 2001. For the supplemental financing, ADC paid or accrued charges to John Fuini or Interim Capital as follows: with respect to the deposit check of $145,000 and the $100,000 cash advance for Printer #1, ADC granted John Fuini a separate fee package and for the $150,000 working capital advance, ADC would grant John Fuini an additional separate fee package. Each separate fee package consisted of a fee of $.01 per CD-ROM produced by ADC. On September 20, 2001, ADC entered into an agreement with Mr. Fuini that (i) the aggregate for supplemental financing arrangements and fees due was $248,937, (ii) the supplemental financing arrangements were terminated, and Mr. Fuini released, cancelled and discharged such $248,937, and (iii) Mr. Fuini would accept 10,000 shares of Series B Preferred Stock.

     (e) Borrowings. During fiscal year 2001, the Company initiated borrowings under convertible notes payable which ultimately aggregated $650,000 plus $700,000 subsequent to March 31, 2001. These borrowings were received from seven individual accredited investors (the "2001 Group"). These notes payable, together with accrued interest, and consulting fees were converted into 37,226 shares of the Company's Series B Preferred Stock, which in turn can be converted into 3,722,600 shares of the Company's Common Stock. The notes also provided for options to purchase in the aggregate an additional 30,300 shares of the Company's Series B Preferred Stock, equivalent to 3,030,000 shares of Common Stock, at the rate of $0.80 per Common equivalent share. These transactions were effected pursuant to registration rights requirements with potential substantial penalties that in the aggregate could result in a "related transaction" and an "ownership change."

STOCK OPTIONS FOR BOARD OF DIRECTORS:

ADC believes that an essential element in insuring active Board of Directors support is an incentive program which motivates Board members to utilize their capabilities on behalf of the shareholders. Accordingly, on July 14, 2001 ADC granted non-qualified options to purchase up to 50,000 shares of Common Stock (or equivalent) at $0.30 per share, to each of its non-employee Board members. Such options will vest 33% immediately, with the balance vesting ratably over the next two years.

Item 13. Exhibits and Reports on Form 8-K

(A)  Exhibits

The Exhibit Index is incorporated herein by reference.

(B)  Reports on Form 8-K

None.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Applied Data Communications, Inc.

Date  September 28, 2001             By  /s/ WALTER J. KANE
                                         ----------------------------
                                     Walter J. ("Pat") Kane
                                     President
                                     Chief Executive Officer

Date  September 28, 2001             By  /s/ BARRY K. SUGDEN, JR.
                                         ----------------------------
                                     Barry K. Sugden, Jr.
                                     Chief Financial Officer
                                     and Secretary

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                            Date

/s/ WALTER J. KANE         Walter J. ("Pat") Kane           September 28, 2001
--------------------       President, Chief Executive
                           Officer
                           Chairman of the Board


                           G. Ray Hale                      September   , 2001
--------------------       Director


/s/ MARCUS HURLBURT        Marcus Hurlburt                  September 18, 2001
--------------------       Director


/s/ JOHN FUINI             John Fuini
---------------------      Director                         September 28, 2001

Exhibit Index

Exhibit 3.1 -- Certificate of Incorporation of the Company as currently in effect, consisting of Certificate of Incorporation filed on July 5, 1972, and Certificate of Amendment of Certificate of Incorporation filed September 19, 1983./(1)/

Exhibit 3.2 -- Bylaws of the Company, as currently in effect./(1)/

Exhibit 10.11 -- $1,000,000 note dated May 9, 1983 between Registrant and Security Pacific National Bank with personal guarantees of Mr. Kane and Mr. Ott, together with all related security agreements./(1)/

Exhibit 10.29 -- Indemnification Agreement dated December 21, 1987, among the Registrant, Walter J. Kane and William R. Ott./(2)/

Exhibit 10.33 -- Indemnification Agreement, dated May 16, 1988, among the Registrant, Walter J. Kane and William R. Ott./(2)/

Exhibit 10.38 -- Certificate of Designation, Series A Preferred Stock, dated September 11, 1996./(3)/

Exhibit 10.39 -- Certificate of Designation, Series B Preferred Stock, dated September 11, 1996./(3)/

Exhibit 10.40 -- Certificate of Designation, Series C Preferred Stock, dated September 11, 1996./(3)/

Exhibit 10.43 -- Settlement of Judgment, between MultiMedia Disk Duplicators and Star Media Partners and the Company, dated December 16, 1995./(3)/

Exhibit 10.44 -- Amendment to Certificate of Designation, Series A Preferred Stock, dated September 16, 1996./(3)/

Exhibit 10.45 -- Amendment to Certificate of Designation, Series B Preferred Stock, dated September 16, 1996./(3)/

Exhibit 10.46 -- Amendment to Certificate of Designation, Series C Preferred Stock, dated September 16, 1996./(3)/

Exhibit 10.47 -- Form of Non-Qualified Stock Option Agreement./(3)/

Exhibit 10.48 -- Exchange Agreement, dated December 15, 1997, among the partners of Palais Group, a general partnership, and the Company exchanging $1.0 million in Notes Payable and interest for Preferred Stock, Series B./(5)/

Exhibit 10.49 -- Factoring and Security Agreement between Interim Capital, Inc. and the Company, dated July 29, 1994./(4)/

Exhibit 10.50 -- Standard Industrial/Commercial Single-Tenant Lease between MacArthur Enterprises, a general partnership and the Company, dated May 22, 1997./(4)/

Exhibit 10.50.1 -- Amendment to Standard Industrial/Commercial Single-Tenant Lease between MacArthur Enterprises, a general partnership and the Company, dated March 1, 2000./(4)/

Exhibit 10.51 -- Equipment Purchase Agreement between ODME, Inc. and the Company, dated October 10, 1997./(4)/

Exhibit 10.52 -- Employment Agreement between Robert P. Klose and the Company, dated October 28, 1998./(4)/

Exhibit 10.53 -- Master Equipment Lease Agreement between BankVest Capital Corp. and LeaseVest Capital Corp. and the Company, dated February 2, 1999./(4)/

Exhibit 10.54 -- Equipment Lease Agreement No. 32881-01 between USA Capital, LLC and the Company, dated March 18, 1999./(4)/

Exhibit 10.55 -- Equipment Lease Agreement No. 9906182 between Commercial Money Center, Inc. and the Company, dated June 11, 1999./(4)/

Exhibit 10.56 -- Equipment Lease Agreement No. 9906183 between Commercial Money Center, Inc. and the Company, dated June 22, 1999./(4)/

Exhibit 10.57 -- Equipment Lease Agreement No. 9906184 between Commercial Money Center, Inc. and the Company, dated June 22, 1999./(4)/

Exhibit 10.58 -- Settlement and Mutual Release Agreement between MultiMedia Disk Duplicators, a limited partnership, Star Media Partners, L.P., Thomas Garlock, Walter J. Kane, and the Company, dated December 6, 1999./(4)/

Exhibit 10.59 -- Equipment Lease Agreement No. 2K02030 between Commercial Money Center, Inc. and the Company, dated February 3, 2000./(4)/

Exhibit 10.60 -- Equipment Lease Agreement No. K030312 between Commercial Money Center, Inc. and the Company, dated February 13, 2000./(4)/

Exhibit 10.60.1 -- Addendum to Equipment Lease Agreement No. K030312 between Commercial Money Center, Inc. and the Company, dated March 13, 2000./(4)/

Exhibit 10.61 -- Notes Payable Agreement between John L. Palafoutas CLU, Inc. and the Company, dated June 21, 2000./(4)/

Exhibit 10.62 -- Notes Payable Agreement between Dennis Devlin and the Company, dated June 26, 2000./(4)/

Exhibit 10.63 -- Master Lease Agreement #MMM0901 between Multi Media Machinery GmbH and the Company, dated September 1, 2000./(4)/

Exhibit 10.63.1 -- Exhibits to Financial Statements Related to Master Lease Agreement #MMM0901 between Multi Media Machinery GmbH and the Company./(4)/

Exhibit 10.64 -- Notes Payable Agreements between George M. Colin and the Company, dated September 20, 2000, December 8, 2000, and January 22, 2001./(4)/

Exhibit 10.65 -- Notes Payable Agreements between Mitchell J. Nelson and the Company, dated November 2, 2000; John M. Jakubowski and the Company, dated September 28, 2000; Peter J. and Donna L. Jakubowski and the Company, dated February 8, 2001; and Joanne E. Colin and the Company, dated May 30, 2001./(4)/

Exhibit 10.66 -- Notes Payable Agreement between William S. Leonhardt and the Company, dated January 25, 2001./(4)/

Exhibit 10.67 -- Consulting Agreement between George M. Colin and the Company, dated February 13, 2001./(4)/

Exhibit 10.68 -- Notes Payable Agreements between William A. Czapar and the Company, dated March 11, 2001, May 1, 2001, and May 30, 2001./(4)/

Exhibit 10.69 -- Notes Payable Agreement between Joanne E. Colin and the Company, dated March 12, 2001./(4)/

Exhibit 10.70 -- 90-Day Standstill Agreement between John F. Fuini, Interim Capital, Inc. and the Company, dated May 4, 2001./(4)/

Exhibit 10.71 -- Investment and Default Compensation Repayment Agreement between John F. Fuini and the Company, dated June 21, 2001./(4)/

Exhibit 10.72 -- Independent Sales Agreement, Multimedia Disk Duplicators I, between Market Winning Strategies, Inc. and the Company, dated July 27, 1993. /(5)/

Exhibit 10.73 -- Independent Sales Agreement, Multimedia Disk Duplicators II, between Market Winning Strategies, Inc. and the Company, dated July 27, 1993. /(5)/

Exhibit 10.74 -- Convertible Promissory Note between Ilse Tesari, Trustee, Ilse
E. Tesari Living Revocable Trust and the Company, dated May 8, 1997./(5)/

Exhibit 10.75 -- Settlement Agreement between Roger Saville and the Company, dated July 5, 2001./(5)/

Exhibit 10.76 -- Agreement dated September 28, 2001 between Walter J. ("Pat") Kane and the Company providing for compromised obligations of each party to the other at September 28, 2001 and the issuance of shares of Series B Preferred Stock./(5)/

Exhibit 10.77 -- Agreement dated September 28, 2001 providing for the purchase by Mr. Walter J. ("Pat") Kane of 17,500 shares of Series B Preferred Stock in compromise and cancellation of Company indebtedness./(5)/

Exhibit 10.78 -- Agreement dated September 28, 2001 between John Fuini and the Company providing for compromised obligations of each party to the other at September 28, 2001 and the issuance of shares of Series B Preferred Stock./(5)/

Exhibit 10.79 -- Agreement dated September 28, 2001 providing for the purchase by Mr. John Fuini of 10,000 shares of Series B Preferred Stock in compromise and cancellation of Company indebtedness./(5)/

Exhibit 10.80 -- Agreement dated September 28, 2001 between Walter J. ("Pat") Kane and the Company regarding future conversion of shares of Series C Preferred Stock./(5)/

Exhibit 10.81 - Note Payable Agreement between George M. Colin and the Company, dated June 1, 2001./(5)/

---------------
/(1)/ Incorporated by Reference and Previously Filed with Form S-1 Registration
      Statement. Reference is hereby made to Registration Statement No 2-86654, including Post-Effective Amendments 1 through 2, and to the exhibits listed under Item 16 and filed as a part of such Registration Statement.

/(2)/ Incorporated by Reference and Previously Filed with the Annual Report on
      Form 10-K for the fiscal Year Ended March 31, 1986.

/(3)/ Incorporated by Reference and Previously Filed with the Annual Report on
      Form 10-KSB for the Fiscal Year Ended March 31, 1997.

/(4)/ Incorporated by Reference and previously filed with the Annual Report on Form 10-KSB for the Fiscal Year Ended March 31, 2001 as filed with the Securities and Exchange Commission on July 2, 2001.

/(5)/ Filed Herewith.