Form 10QSB
period 2001-06-30
APPLIED DATA COMMUNICATIONS INC
filed 2002-04-08
CIK 728398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from _______\_______ to _______________


                         Commission file number 0-12705

                        APPLIED DATA COMMUNICATIONS, INC.
                        ---------------------------------
           (Name of small business issuer as specified in its charter)

                  DELAWARE                                 95-2828385
                  --------                                 ----------
       (State or other jurisdiction            (IRS Employer Identification No.)
     of incorporation or organization

          3324 South Susan Street                        (714) 668-5200
            Santa Ana, CA 92704                    (Issuer's telephone number)
 (Address of principal executive officers)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

There were 9,951,835 shares outstanding of the registrants Common Stock as of February 28, 2002.

Transitional small business disclosure format (check one): Yes [_] No [X]

                        APPLIED DATA COMMUNICATIONS, INC.

                                      INDEX

PART I         Financial Information                                            Page
     Item 1    Financial Statements

               Condensed Balance Sheet at June 30, 2001 (unaudited)                3
               Condensed Statements of Operations For the Three Months
                    Ended June 30, 2001 and June 30, 2000 (unaudited)              4
               Condensed Statements of Cash Flow For the Three Months
                    Ended June 30, 2001 and June 30, 2000 (unaudited)              5
               Notes to Condensed Financial Statements (unaudited)                 6

     Item 2    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                          7

PART II        Other Information

     Item 1    Legal Proceedings                                                  12
     Item 2    Changes in Securities                                              13
     Item 3    Defaults Upon Senior Securities                                    13
     Item 4    Submission of Matters to a Vote of Security Holders                13
     Item 5    Other Information                                                  13
     Item 6    Exhibits and Reports on Form 8-K                                   13
SIGNATURES                                                                        13

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                               June 30,
                                                                                                 2001
                                                                                             ------------
Current assets
         Cash                                                                                $     35,507
         Accounts receivable, net of allowance for
         Doubtful accounts of $257,246                                                            363,871
         Inventories                                                                               43,302
         Other                                                                                     96,107
                                                                                             ------------
                  Total current assets                                                            538,787
Machinery and equipment, net of accumulated depreciation
         of $986,054                                                                            1,368,280
                                                                                             ------------

                                                                                             $  1,907,067
                                                                                             ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current liabilities
                  Due to Related Parties                                                     $  2,506,709
                  Notes Payable                                                                 1,237,948
                  Capital Lease Obligations                                                     1,530,338
                  Accounts Payable                                                              1,026,494
                  Accrued expenses                                                              1,140,461
                                                                                             ------------
                         Total current liabilities                                              7,441,950

Long-term liabilities
         Notes Payable                                                                            893,959
         Capital Lease Obligations                                                                859,728
                                                                                             ------------

Total Liabilities                                                                               9,195,637
                                                                                             ------------
Commitments and contingencies                                                                           -

Stockholders' deficit:
         Preferred stock - Series A,  500,000 shares authorized, $.01 par
                  value; 479,696 shares issued and outstanding                                      4,797
         Preferred stock - Series B,  200,000 shares authorized, $.01 par
                  value; 87,609 shares issued and outstanding                                         876
         Preferred stock - Series C, 150,000 shares authorized, $.01 par
                  value; 68,404 shares issued and outstanding                                         684
         Common stock - 10,000,000 shares authorized, $.01 par
                  value; 9,951,835 shares issued and outstanding                                   99,518
         Additional paid-in Capital - Preferred                                                 8,642,217
         Additional paid-in Capital - Common                                                    9,839,797
         Preferred stock subscription receivable                                                   (3,750)
         Accumulated deficit                                                                  (25,872,709)
                                                                                             ------------
                  Total stockholders' deficit                                                  (7,288,570)
                                                                                             ------------

                                                                                             $  1,907,067
                                                                                             ============

        The accompanying notes are an integral part of these statements.

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Three Months Ended June 30,
                                                                   ----------------------------
                                                                       2001             2000
                                                                   -----------      -----------
Net revenues                                                       $   814,626          942,765

Cost of revenues                                                       824,541          957,183
                                                                   -----------      -----------

Gross loss                                                              (9,915)         (14,418)


Selling and administrative expenses                                    284,357          362,372
                                                                   -----------      -----------

         Loss from operations                                         (294,272)        (376,790)

Interest expense, finance charges, factor fees
         Related parties                                               131,261          194,355
         Other                                                         188,508          174,719
                                                                   -----------      -----------
                                                                       319,769          369,074
                                                                   -----------      -----------

Net loss                                                           $  (614,041)        (745,864)
                                                                   ===========      ===========


Basic and diluted net loss per common share                        $     (0.06)     $     (0.07)
                                                                   ===========      ===========


Basic and diluted weighted average shares outstanding                9,951,835        9,951,835
                                                                   ===========      ===========



         The accompanying notes are an integral part of these statements

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                      Three Months Ended June 30,
                                                                                                    -------------------------------
                                                                                                       2001                  2000
                                                                                                    ---------             ---------
Cash flows from operating activities
         Net loss                                                                                   $(614,041)            $(745,864)
         Adjustments to reconcile net loss to net cash used by
                      Operating activities;
                  Depreciation                                                                        109,583                91,189
                  Fees converted to preferred stock                                                    30,000                    --
                  Changes in assets and Liabilities:
                  (Increase) decrease in:
                  Accounts receivable                                                                 102,561               102,439
                  Inventories                                                                          (6,804)               19,107
                  Other                                                                               (14,425)               42,401
                  Increase (decrease) in:
                  Due to related parties
                  Accrued officer compensation                                                        (19,700)               22,875
                  Accrued finance fees                                                                 28,786                35,877
                  Accounts payable                                                                   (170,574)              140,965
                  Accrued interest on notes payable                                                    18,993                29,000
                  Accrued interest on capital lease obligations                                       106,400                46,640
                  Accrued expenses                                                                   (178,524)              411,857
                                                                                                    ---------             ---------

         Net cash (used in) provided by operating activities                                         (607,745)              196,486
                                                                                                    ---------             ---------
Cash flows from investing activities
         Purchase of equipment                                                                        (95,794)              (17,124)
                                                                                                    ---------             ---------

         Net cash used in investing activities                                                        (95,794)              (17,124)
                                                                                                    ---------             ---------

Cash flows from financing activities
         Proceeds from notes payable                                                                  354,708                 5,816
         Proceeds from preferred stock subscription                                                   430,000                    --
         Payments on amounts due to related parties                                                   (21,627)             (210,154)
         Payments on notes payable                                                                     (3,000)               (1,469)
         Payments on capital lease obligations                                                        (25,419)              (52,180)
         Proceeds from issuance of preferred stock                                                         --                78,625
                                                                                                    ---------             ---------

         Net cash provided by (used in) financing activities                                          734,662              (179,362)
                                                                                                    ---------             ---------

Net decrease in cash and equivalents                                                                   31,123                    --

Cash at beginning of period                                                                             4,384                    --
                                                                                                    ---------             ---------

Cash at end of period                                                                               $  35,507             $      --
                                                                                                    ---------             ---------

Non-cash investing and financing activities:
         Notes and accrued interest converted to preferred stock                                    $ 336,000             $      --
         Financed equipment purchases                                                                      --               520,000


         Cash paid during the period for interest                                                   $  60,337             $  76,348

         The accompanying notes are an integral part of these statements

                        APPLIED DATA COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed financial statements of Applied Data Communications, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended March 31, 2001. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Interim operating results are not necessarily indicative of the results of any future period.

2. Accounting Policies
The Company's accounting policies are as stated in its annual report on Form 10-KSB, dated March 31, 2001.

3. Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported significant losses for the last several years and revenues from existing products do not provide sufficient cash to cover current operating needs.
The Company has relied on related party and other borrowings and private placements of preferred stock to meet its obligations.

                        APPLIED DATA COMMUNICATIONS, INC.

                                  June 30,2001
                                  ------------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, NOTE 1. TO THE FINANCIAL STATEMENTS INCLUDED ABOVE AND THE RISK FACTORS THAT MAY AFFECT FUTURE RESULTS THAT FOLLOWS.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

Three Months Ended June 30, 2001 and 2000.
-----------------------------------------

Revenues
Net revenues for the three months ended June 30, 2001 were $814,626, down $128,139, or 14% from the $942,765 reported in the comparable period of 2000. The volume decrease occurred primarily because of the lack of working capital that delayed the start of a large order into the second quarter and a slowing of the order rate in the current year that began in fiscal 2001. During the current quarter, one customer accounted for approximately 25% of total revenues, where one customer had accounted for approximately 29% of total revenues in the year earlier period.

In the first quarter of fiscal 2002, the Company shipped approximately 1,554,000 CD units, down 21% from the approximately 1,978,000 CDs shipped in the prior year first quarter. This decrease was due to the lower operating revenues in the quarter and because one customer accounted for approximately 700,000 CDs in the fiscal 2001 quarter.

Cost of Revenues
Cost of revenues was $824,541 or 101% of revenues. This compares to $957,183 in the comparable period in the prior year, or 102% of revenues. Reductions in direct labor and material costs as well as reduction in equipment repairs and maintenance expenses were partially offset by increased depreciation and utility expenses in the current quarter when compared to the prior year quarter. Shipments in both quarters were not sufficient to provide a positive gross margin due to high fixed costs in relation to the level of revenues.

Selling and Administrative Expenses
Selling and administrative expenses in the current quarter were $284,357 (35% of revenues), a decrease of $78,015, or 22% from the $362,372 (38% of revenues) reported during the comparable quarter in the prior fiscal year. Lower expenses in the current period primarily reflect the Company's reduction in personnel and related costs that occurred in December 2000, reductions in the allowance for doubtful accounts due to customer payments, and reduced legal expenses.

Interest expense, Finance charges, Factoring fees
Interest and financing expense in the current period was $319,769 compared with $369,074 for the comparable period in the prior year. The decrease of $49,305 or 13% reflects primarily the lower levels of receivables financing and conversions of debt to preferred stock in the fourth quarter of fiscal 2001. This reduction was partially offset by other short-term borrowing costs in the current quarter.

Liquidity and Capital Resources
During the period ended June 30, 2001 the Company continued to experience a significant level of operating losses, relative to its resources. Net cash used by operating activities in the current period was $607,745 compared with net cash provided of $196,486 in the prior year. The higher cash usage in operations in the current period related primarily to reductions in accounts payable and other accrued expenses. Cash flows were augmented by the receipt of the proceeds from preferred stock previously subscribed and short-term borrowings that were subsequently converted to preferred stock. In the year earlier period, net cash provided by operations was primarily due to increases in accounts receivable, accounts payable and accrued expenses. This amount was then used to reduce amounts owed to related parties. The Company's cash balance at June 30, 2001 was $35,507, and its net worth was a deficit of approximately $7.3 million.

The Company's ability to operate effectively during the past several years has been constrained by the extremely low level of its financial resources, by expenditures involving its transition to CD-ROM manufacturing and by an increasingly competitive market for CD manufacturing. The lack of working capital impacts the Company's ability to fund orders and to react quickly to customer requirements in an industry where the quick turnaround of customer orders is essential to repeat business. In order to meet the demands of the market and increase current revenue levels to obtain profitable operations, additional capital investment will be required. Management is hopeful that additional capital will be obtained on a timely basis to facilitate these ends.

In the meantime, the Company's operating cash environment continues to reflect a shortfall of revenues from existing customer orders to cover its cash needs. The Company will continue to minimize cash outflows and rely on existing credit facilities, other short-term borrowings and delayed vendor payments where practical, until such time as it achieves a positive operating cash flow.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
                   -------------------------------------------

Except for the historical information contained herein, the information in this report constitutes forward-looking statements. When used in this report the words "shall", "should", "forecast", "all of", "projected", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statementsto identify forward-looking statements where the context is otherwise unclear. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this report.

POTENTIAL LOSS OF MANAGEMENT

The Company is dependent to a substantial degree on the services of Walter J. ("Pat") Kane, its Chief Executive Officer and a founder of the Company, and its performance could be adversely affected should he cease to be active in the Company's management. Temporary disability of key management personnel also could materially and adversely affect our financial results, as occurred in some of calendar year 1996 when Mr. Kane was temporarily disabled by a partially blocked coronary artery and successful bypass surgery. Mr. Kane is also a major creditor of the company.

INSUFFICIENT CASH FLOW FROM OPERATIONS

The Company's operating cash flow is insufficient to fund ongoing operations, and the Company requires continued external financing to support such operations and its future plans. The Company has a deficiency of working capital and a deficit net worth and the majority of its debts payable are past due. Consequently, its financial condition raises doubt regarding its ability to continue as a going concern, and its auditor's opinion for the year ended March 31, 2001 was qualified in such regard.

NEED FOR ADDITIONAL FINANCING TO CONTINUE OPERATIONS

We have incurred substantial losses and we are continuing to experience a severe shortage of working capital and accordingly are in discussions with a number of potential sources to provide additional working capital whether through the issuance of additional equity or debt securities, or otherwise. No assurance can be given that prices for future issuances of equity securities will not be reduced below prices in earlier issuances. ADC has not recently been, and may never again be, profitable. Since its most recent profitable year, fiscal year 1985, ADC has transitioned from its profitable business to other, different businesses. At times, ADC has, to fund working capital, sold all of its customer receivables at a large discount to their face amount, and sold equity at prices that diluted other investors.

POTENTIAL LOSS OF NOL TAX ADVANTAGE:

At March 31, 2001, the Company had a net operating loss carry forward for federal corporate income tax purposes of approximately $19,295,000, which, if not used to offset future taxable income, will expire between 2002 and 2021, and approximately $4,704,000 for California corporate income tax purposes, which will expire, if not used, between 2002 and 2006. See Footnote 9 of the Notes to Financial Statements included under Item 7 of the Report on Form 10-K. Under
Section 382 of the Internal Revenue Code, the utilization of net operating loss carry forwards may be further limited after an ownership change. Financing and other business needs have necessitated share issuances, which may impact future strategies for utilizing net operating loss carry forwards. It is difficult for the Company to determine, or give assurances regarding, its status under Section 382 of the Internal Revenue Code or under corresponding State Tax Code provisions.

POTENTIAL TAX LIABILITIES

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

CORPORATE CONTROL

Because of the accumulation of share ownership arising from options and shares issued to investors or as compensation or in connection with dispute settlements and other factors, effective ownership control of the Company is concentrated among Walter J. ("Pat") Kane, one of the Company's founders and its Chief Executive Officer and a director; John Fuini, a director of the Company; Thomas Garlock, a former director of the Company; and several recent investors. All of such persons, in the aggregate, hold over 50% of the voting power of the Company.

ELECTRICAL POWER CONSUMPTION

The Company relies on a continuous supply of electricity to conduct normal operations. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a power blackout, and the Company does not have insurance coverage for any damages that we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities and would also incur associated costs, such as costs from major or incidental damage to plant and essential equipment. The operations of the Company could be halted or over-burdened by additional business interruptions and additional repair or replacement costs. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue. Any of these events could substantially harm our business and results of operations.

Furthermore, the partial deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. Our operating expenses have increased, since our facilities are located in California. Any of our competitors may be more capable than we are, financially or otherwise, to protect themselves and their shareholders against events or conditions which may occur from any of the Risk Factors described above.

SOFTNESS OF CD-ROM REPLICATION MARKET

Our revenues during the periods subsequent to March 31, 2001 were lower by a significant margin than the Company's revenues for the comparable periods in fiscal years 2000 and 2001. See "Management's Discussion and Analysis -Liquidity and Capital Resources" above. ADC may not be able to achieve revenue levels comparable or higher than revenues realized in fiscal years 2000 and 2001.

POTENTIAL LITIGATION

ADC may be subject to claims arising in the normal course of its business and financing activities that could be costly and time-consuming to resolve. If any and all such claims cannot be resolved through a negotiated settlement, ADC could become a party to resulting litigation. Any litigation, even if ADC should prevail, could result in substantial costs and diversion of resources and management attention. An adverse determination in any litigation could also subject ADC to significant liability, under the judgment of a court or by default. Also see "Legal Proceedings" in Part II, Section 1.

POTENTIAL LOSS OF KEY PERSONNEL (See also "Potential Loss of Management," above.)

The loss of key personnel may harm ADC's ability to grow its business. The future success of ADC depends in part on the continued service of key management personnel, and on ADC's ability to attract, retain and motivate skilled employees. Competition for technical machine support engineers and other technical personnel and senior sales and marketing personnel is intense, and ADC may be unable to attract or retain such key employees. The employment of ADC's employees is "at will" and can be terminated at any time. The loss of the services of any key employee or the failure to attract and retain other qualified employees could harm ADC's ability to develop and manage its business.

LACK OF TRADING MARKET AND COMMON STOCK

There were issued and outstanding 31.5 million Common equivalent shares at March 31, 2001, on a fully diluted basis. We have had an insufficient number of Common shares available to permit conversion of Series A, Series B or Series C, Convertible Preferred Stock, or to permit exercise of options or warrants to purchase Common Stock or to purchase convertible Preferred Stock. The Company's Common Stock has not been actively traded since 1989. The Company has not consistently filed reports under the Securities Exchange Act of 1934 since 1989. These and other factors may negatively impact the Company's ability to raise capital, continue operations and execute its business strategies or plans.

EFFECTS OF ADVERSE RESULTS TO SUPPLIERS AND CUSTOMERS

Near the end of our first quarter of fiscal year 2001, our primary plastic supplier suffered a production slowdown as a result of a fire at one of its plants. Plastic shortages in turn slowed our production, forced us into outsourcing more orders, and caused us loss of additional orders, which had been booked and cancelled due to resulting delays or price increases. At the same time, our major customer in previous periods, a developer of security software, had become unable to sustain its growth due to its severe funding limitations. Due to the revenue levels currently experienced by ADC, events adversely affecting significant suppliers or customers may have a significant negative impact on our cash flow and loss situation.

COMPETITORS

ADC may lose market share to competitors resulting in potential losses in revenue. There are many companies that provide CD manufacturing and printing in California, nationally and internationally. ADC competes with all of these companies for sales orders. This competition is intense and is expected to increase significantly in the future as the number of competitors continues to grow. ADC's success will depend upon the perceived value of its products and services relative to other available alternatives. Increased competition could result in:

 . price reductions and lower profit margins;
 . lower revenues;
 . loss of customers;
 . reduced cash flow;
 . loss of market share.

Many of ADC's current and potential competitors have significantly greater financial, technical, marketing, sales, and other resources than does ADC. ADC's competitors may develop products, services and other offerings that are superior to ADC's or that achieve greater market acceptance or that entirely replace those of ADC in the market. Competitors also may be able to:

 . undertake more extensive marketing campaigns for their products and services; . adopt more aggressive pricing policies;
 . use superior technology platforms to manufacture and sell their products and services; and
 . make more attractive offers to potential employees, distribution partners, advertisers and third party vendors and providers

COMPETING TECHNOLOGIES

Other existing technologies also compete with the Company's products that deliver digital information. Portable media, such as digital audiotape, digital compact cassette and mini-disc have already been introduced commercially but have not yet achieved widespread consumer acceptance.

In addition, one-time recordable CDs ("CD-R") are available and are often used to replicate short run products that are more expensive to manufacture in the traditional manner. Electronic on-line delivery of digital information, such as through the Internet, is a potential future competitor of CD technology. If such technology makes CD's obsolete, or reduces the demand for replication in the markets we serve, ADC's business model may not remain viable, and it may have insufficient resources to implement an adequate contingency plan.

PART II OTHER INFORMATION
-------------------------

Item 1 Legal Proceedings.

Roger Saville filed suit in Orange County Superior Court (Case No. 0OCC15340) on December 3, 2001 to collect for indemnity reimbursement promised by ADC. ADC has settled the suit by agreeing to a stipulated judgment in the amount of $675,619 for damages claimed plus attorneys' fees and interest. ADC has defaulted on the original payment schedule occasionally and needs to negotiate a different payment schedule and to cure any outstanding defaults.

Trans Group Express, Inc., filed suit in Orange County Superior Court (Case No. 01CC05337) on August 31, 2001 to collect allegedly unpaid obligations for delivery services contracted by ADC on behalf of Uniloc, which defaulted on its obligations to ADC. ADC is sued along with Uniloc jointly and severally for damages in the amount of $60,654 of damages claimed plus attorneys' fees and interest. Uniloc has defaulted on the original payment schedule occasionally and in order to avoid liability, ADC needs to negotiate a different payment schedule and to cure any outstanding defaults.

Credit Advisory (DOCdata) filed suit in Orange County Superior Court (Case No. 00CC13057) to collect $51,832 for materials sold to ADC. ADC has settled the suit by agreeing to a stipulated judgment in the amount claimed plus attorneys' fees and interest.

Cinram, Inc. apparently obtained a default judgment against ADC in an Indiana state court in the amount of $23,864.07 for non-payment for materials allegedly sold to ADC. In March 2002, Cinram filed suit in Los Angeles Superior Court (Case No. 01CL07451) to enforce its out-of-state default judgment. ADC disputes the imposition of the judgment because it was improperly sued in Indiana and should not be held liable for default.

Polvone Distribution apparently obtained a default judgment against ADC in an Illinois court in the amount of $32,458 for non-payment for materials allegedly sold to ADC. ADC's information is as reported pursuant to a notice received by ADC on November 29, 2001 from the claimant.

MacArthur Enterprises, which is ADC's landlord, filed suit in Orange County Superior Court (Case No. 00CL07171) on October 30, 2001 for unlawful detainer and recovery of $31,371.90 of unpaid rent. ADC settled the suit by agreeing to a stipulated judgment in the amount claimed plus future rent, attorneys' fees and interest. As of April 2002, ADC has paid the landlord its past due rent.

Rfmage filed suit in Orange County Superior Court (Case No. 971C3637) on March 16, 1999 for recovery of unpaid obligations. ADC settled the suit by agreeing to a stipulated judgment under which the original principal amount of $19,287will be payable in $500-per-month installments.

The Company is party to other litigation in two other instances as of April 4, 2002 with various of its creditors regarding payment of past due financial obligations in amounts claimed of less that $10,000 in each instance. The Company has initiated negotiations with such creditors relative to arranging extended payment schedules for such obligations on terms comparable with those effected over the past year.

All amounts claimed have been accrued and are reflected in the financial statements forming a part of this report.

Item 2 Changes in Securities.

In June 2001, 12,864 shares of Series B Preferred Stock were issued in exchange for the conversion of short-term debt and accrued interest totaling $336,000. The transactions were private placements pursuant to Section 4(2) of the Securities Act of 1933.

Item 3 Defaults Upon Senior Securities.

None

Item 4 Submission of Matters to a Vote of Security Holders.

None

Item 5 Other Information.

None

Item 6 Exhibits and Reports on Form 8-K.

     a) Exhibits

        Filed Herewith
        --------------

10.72 Notes Payable Agreement between George M. Colin and the Company, dated June 1, 2001.

     b) Report on Form 8-K

        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        APPLIED DATA COMMUNICATIONS, INC.
                        ---------------------------------
                                  (Registrant)

March 28, 2002                                     By: /s/ Walter J. Kane
---------------                                        ------------------
     Date                                                  Walter J. Kane, Chief
                                                           Executive Officer,
                                                           Chairman of the Board
                                                           And Interim CFO