Form 10QSB
period 2001-09-30
APPLIED DATA COMMUNICATIONS INC
filed 2002-04-08
CIK 728398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from _______\_______ to _______________

                         Commission file number 0-12705

                        APPLIED DATA COMMUNICATIONS, INC.
                        ---------------------------------
           (Name of small business issuer as specified in its charter)

                  DELAWARE                               95-2828385
                  --------                               ----------
      (State or other jurisdiction            (IRS Employer Identification No.)
    of incorporation or organization)


         3324 South Susan Street                        (714)668-5200
           Santa Ana, CA 92704                  (Issuer's telephone number)
(Address of principal executive officer)

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

                        APPLIED DATA COMMUNICATIONS, INC.

                                      INDEX

                                                                           Page
PART I    Financial Information

  Item 1  Financial Statements

          Condensed Balance Sheet at September 30, 2001 (unaudited)          3
          Condensed Statements of Operations For the Three Months
             Ended September 30, 2001 and September 30, 2000 (unaudited)     4
          Condensed Statements of Operations For the Six Months
             Ended September 30, 2001 and September 30, 2000 (unaudited)     5
          Condensed Statements of Cash Flow For the Six Months
             Ended September 30, 2001 and September 30, 2000 (unaudited)     6
          Notes to Condensed Financial Statements (unaudited)                7

  Item 2  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           8

PART II   Other Information

  Item 1  Legal Proceedings                                                 14
  Item 2  Changes in Securities                                             15
  Item 3  Defaults Upon Senior Securities                                   15
  Item 4  Submission of Matters to a Vote of Security Holders               15
  Item 5  Other Information                                                 15
  Item 6  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                  15

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                          September 30,
                                                                              2001
                                                                          -------------
ASSETS
Current assets
   Cash                                                                   $      -
   Accounts receivable, net of allowance for
   Doubtful accounts of $257,846                                               380,780
   Inventories                                                                  49,605
   Other                                                                        95,748
                                                                          ------------
        Total current assets                                                   526,133
Machinery and equipment, net of accumulated depreciation
   of $1,098,162                                                             1,270,976
                                                                          ------------

                                                                          $  1,797,109
                                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current liabilities
      Due to Related Parties                                              $  1,948,717
      Notes Payable                                                          1,330,320
      Capital Lease Obligations                                              1,648,126
      Accounts Payable                                                       1,110,697
      Accrued expenses                                                       1,188,072
                                                                          ------------
        Total current liabilities                                            7,225,932

Long-term liabilities
   Notes Payable                                                               888,719
   Capital Lease Obligations                                                   805,284
                                                                          ------------

Total Liabilities                                                            8,919,935
                                                                          ------------
Commitments and contingencies                                                    -

Stockholders' deficit:
   Preferred stock - Series A,  500,000 shares authorized, $.01 par
      value; 479,696 shares issued and outstanding                               4,797
   Preferred stock - Series B,  200,000 shares authorized, $.01 par
      value; 115,109 shares issued and outstanding                               1,151
   Preferred stock - Series C, 150,000 shares authorized, $.01 par
      value; 68,404 shares issued and outstanding                                  684
   Common stock - 10,000,000 shares authorized, $.01 par
      value; 9,951,835 shares issued and outstanding                            99,518
   Additional paid-in Capital - Preferred                                    9,327,679
   Additional paid-in Capital - Common                                       9,839,797
   Accumulated deficit                                                     (26,396,452)
                                                                          ------------
        Total stockholders' deficit                                         (7,122,826)
                                                                          ------------

                                                                          $  1,797,109
                                                                          ============

        The accompanying notes are an integral part of these statements.

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                       Three Months Ended September 30,
                                                       --------------------------------
                                                              2001             2000
                                                          ----------           ----
Net revenues                                              $  614,229        1,188,693

Cost of revenues                                             675,429          958,017
                                                          ----------       ----------

Gross loss                                                  ( 61,200)         230,676

Selling and administrative expenses                          205,977          374,494
                                                          ----------       ----------

     Loss from operations                                   (267,177)       (143,818)

Interest expense, finance charges, factor fees
     Related parties                                         108,054          147,640
     Other                                                   148,512          254,917
                                                          ----------       ----------
                                                             256,566          402,557
                                                          ----------       ----------
Net loss                                                  $ (523,743)        (546,375)
                                                          ==========       ==========

Basic and diluted net loss per common share               $    (0.05)      $    (0.05)
                                                          ==========       ==========

Basic and diluted weighted average shares outstanding      9,951,835        9,951,835
                                                          ==========       ==========

         The accompanying notes are an integral part of these statements

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                          Six Months Ended September 30,
                                                               2001           2000
                                                          ------------   ------------
Net revenues                                              $  1,428,855   $  2,131,458

Cost of revenues                                             1,499,970      1,915,201
                                                          ------------   ------------

Gross profit (loss)                                            (71,115)       216,257



Selling and administrative expenses                            490,333        736,865
                                                          ------------   ------------

      Loss from operations                                    (561,448)      (520,608)

Interest expense, finance charges, factor fees
      Related parties                                          239,315        341,995
      Other                                                    337,021        429,636
                                                          ------------   ------------
                                                               576,336        771,631
                                                          ------------   ------------

Net loss                                                  $ (1,137,784)  $ (1,292,239)
                                                          ============   ============

Basic and diluted net loss per common share               $      (0.11)  $      (0.13)
                                                          ============   ============

Basic and diluted weighted average shares outstanding        9,951,835      9,951,835
                                                          ============   ============




         The accompanying notes are an integral part of these statements

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                    Six Months Ended September 30,
                                                                            2001            2000
                                                                    ---------------   -------------
Cash flows from operating activities
      Net loss                                                      $    (1,137,784)  $  (1,292,239)
      Adjustments to reconcile net loss to net cash used by
                 Operating activities;
            Depreciation                                                    221,691         182,378
            Fees converted to preferred stock                                30,000              --
            Changes in assets and Liabilities:
            (Increase) decrease in:
            Accounts receivable                                              85,652         (73,487)
            Inventories                                                     (13,107)        (10,960)
            Other                                                           (14,066)         92,478
            Increase (decrease) in:
            Due to related parties
            Accrued officer compensation                                    (25,600)         21,086
            Accrued finance fees                                             86,960         202,512
            Accounts payable                                                 86,371)        539,264
            Accrued interest on notes payable                                51,365          58,000
            Accrued interest on capital lease obligations                   189,119         103,575
            Accrued expenses                                               (130,913)        409,756
                                                                    ---------------   -------------

      Net cash (used in) provided by operating activities                  (743,054)        232,363
                                                                    ---------------   -------------

Cash flows from investing activities
      Purchase of equipment                                                (110,598)        (51,680)
                                                                    ---------------   -------------

      Net cash used in investing activities                                (110,598)        (51,680)
                                                                    ---------------   -------------

Cash flows from financing activities
      Proceeds from notes payable                                           412,453          11,632
      Proceeds from preferred stock subscription                            433,750              --
      Proceeds from factor controlled by related party                       53,844              --
      Payments on amounts due to related parties                                 --        (410,479)
      Payments on notes payable                                              (5,985)         (2,938)
      Payments on capital lease obligations                                 (44,794)        (99,670)
      Proceeds from issuance of preferred stock                                  --         320,772
                                                                    ---------------   -------------

      Net cash provided by (used in) financing activities                   879,268        (180,683)
                                                                    ---------------   -------------

Net decrease in cash and equivalents                                         (4,384)             --
Cash at beginning of period                                                   4,384              --
                                                                    ---------------   -------------

Cash at end of period                                               $            --   $          --
                                                                    ---------------   -------------

Non-cash investing and financing activities:
      Notes and accrued interest converted to preferred stock       $       336,000   $          --
      Financed equipment purchases                                               --         520,000
      Accrued officer compensation converted to preferred stock             436,800              --
      Accrued finance fees converted to preferred stock                     248,937              --

      Cash paid during the period for interest                      $        90,468   $      53,785


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

                        APPLIED DATA COMMUNICATIONS, INC.

                               September 30, 2001
                               ------------------

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended September 30, 2001 and 2000.
----------------------------------------------

Net Revenues
Net revenues for the three months ended September 30, 2001 were $614,229, down 48%, or $574,464 from the $1,188,693 reported in the second quarter of fiscal 2001. This decrease is the result of a decline in the order rate that began in fiscal 2001 and continued through the current quarter and a single customer order that accounted for 38% of net revenues in the prior year quarter. The largest customer in the current period accounted for only 15% of net revenues as continued working capital deficiencies hampered the Company's ability to attract large orders and retain customers.

In the second quarter of fiscal 2002, the Company shipped approximately 929,000 CD units, down approximately 65% from the approximately 2,643,000 units shipped in the same period of the prior year. In the second quarter of fiscal 2001, one customer accounted for approximately 500,000 of the CDs shipped at a lower price than the overall average per CD.

Cost of Revenues
Cost of revenues was $675,429 or 110% of net revenues in the current quarter. This compares to $958,017 in the comparable prior year period, or 81% of net revenues. The negative gross margin in the current year period reflects the lower revenue level in the current period that was not sufficient to cover the fixed costs associated with manufacturing. In addition, the current period includes higher depreciation and utilities expenses when compared to the year earlier period. The prior year period reflects the higher revenue level that was sufficient to cover fixed manufacturing costs and provide a 19% gross profit. The prior year gross margin occurred in spite of a fire at the plant of the Company's major plastic supplier that reduced the availability of plastic and increased the cost of supplies during the quarter, and also required the outsourcing of some of the production.

Selling and Administrative Expenses
Selling and administrative expenses were $205,977 (34% of net revenues), a decrease of $168,517 or 45% from the $374,494 (32% of net revenues) reported during the comparable quarter in the prior fiscal year. Lower expenses were primarily the result of the reduction of personnel and related costs in December, 2000, continued management of operating costs in light of low revenue levels and tight cash flows, and no corresponding increase in the allowance for doubtful accounts as was necessary in the second quarter of fiscal 2001 when the company's major customer encountered cash flow difficulties. In addition, the Company incurred higher legal and consulting fees in the previous year period.

Interest expense, Finance charges, Factoring fees
Financing expense in the current period was $256,566 compared to $402,557 for the comparable prior year period. The decrease of $145,991, or 36% reflects primarily the conversions of debt to preferred stock in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002 and lower levels of receivables financing.

Six Months Ended September 30, 2001 and 2000
--------------------------------------------

Net Revenues
Net revenues for the six months ended September 30, 2001 were $1,428,855, down $702,603, or 33% from the $2,131,458 reported in the comparable period of fiscal 2001. Revenues for the current period reflect the slowing of order rates that began in fiscal 2001, the impact of limited working capital on obtaining and keeping customers and the single customer whose business accounted for approximately 34% of total revenues in the first half of the previous year, which the Company has not been able to replace. Already weak order rates for the current year were further hampered by the events of September 2001. Since the Company does not have a large order backlog, as most orders are shipped within two weeks of their receipt, any disruption in orders impacts shipments and revenues in the period.

Cost of Revenues
Cost of revenues were $1,499,970, or 105% of net revenues in the current six-month period. This compares to $1,915,201 or 90% of net revenues in the comparable period in fiscal 2001. The current period negative gross profit reflects the lower revenues of the period and the inability to cover fixed manufacturing costs such as depreciation, rent, other labor costs and utilities. The previous year's first half revenues were sufficient to provide a gross margin even though material and shipping costs and repairs and maintenance on equipment were higher. These higher expenses were partially offset by lower depreciation and utilities expense in the prior year first half.

Selling and Administrative Expenses
Selling and administrative expenses were $490,333 (34% of net revenues) for the first two quarters of fiscal 2002, a decrease of $246,532, or 33% from the $736,865 (35% of net revenues) reported during the comparable period in the prior fiscal year. Reduced personnel and related costs, reductions in the allowance for doubtful accounts and lower legal expenses were the primary reasons for the decrease. Management's attempts to reduce selling and administrative expenses in order to turn the Company towards profitability only succeeded in reducing these expenses at the same rate as the decline in revenues, and so no progress was made towards that end.

Interest expense, Finance charges, Factoring fees
Interest and financing expense in the current six-month period was $576,336 compared with $771,631 for the same period in the prior year. The decrease of $195,295, or 25% reflects the conversion of debt to preferred stock in fiscal 2001 and the lower levels of borrowing of the Company's accounts receivable financing.

Liquidity and Capital Resources
During the period ended September 30, 2001 the Company continued to experience a significant level of operating losses, relative to its resources. Net cash used in operating activities in the current period was $743,054 compared with net cash provided of $232,363 in the prior year. The high cash usage in operations in the current period related primarily to the net loss and reductions in accounts payable and accrued expenses. Cash flows were augmented by the receipt of the proceeds from preferred stock previously subscribed and short-term borrowings that were subsequently converted to preferred stock. Additionally, related party debt was converted to preferred stock in September 2001. In the year earlier period, net cash provided by operations was primarily due to increases in accrued finance fees, accounts payable and accrued expenses. Proceeds from the issuance of preferred stock also aided cash flow in the prior year period, and was used along with the cash flow from operations to reduce related party debt. Even with the significant loss for the current six months, due to the conversion of debt to preferred stock, the Company's net worth at September 30, 2001 was a deficit of approximately $7.1 million compared to a deficit of almost $7.5 million at March 31, 2001.

The Company's ability to operate effectively during the past several years has been constrained by the extremely low level of its financial resources, by expenditures involving its transition to CD-ROM manufacturing and by an increasingly competitive market for CD-ROM manufacturing and packaging services. The lack of working capital impacts the Company's ability to fund orders and to react quickly to customer requirements in an industry where the quick turnaround of customer orders is essential to repeat business. In order to meet the demands of the market and increase current revenue levels to obtain profitable operations, additional capital investment will be required. Management believes that improved vendor relations and further investment in the sales and marketing areas will lead to increased revenues, and it is hopeful that additional capital will be obtained on a timely basis to facilitate these ends.

In the meantime, the Company's operating cash environment continues to reflect a shortfall of revenues from existing customer orders to cover its cash needs. The Company will continue to minimize cash outflows and rely on existing credit facilities, other short-term borrowings and delayed vendor payments where practical, until such time as it achieves positive operating cash flows.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
                   -------------------------------------------

Except for the historical information contained herein, the information in this report constitutes forward-looking statements. When used in this report the words "shall", "should", "forecast", "all of", "projected", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements where the context is otherwise unclear. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this report.

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

.. use superior technology platforms to manufacture and sell their products and services; and
.. make more attractive offers to potential employees, distribution partners, advertisers and third party vendors and suppliers

COMPETING TECHNOLOGIES

Other existing technologies also compete with the Company's products that deliver digital information. Portable media, such as digital audiotape, digital compact cassette and mini-disc have already been introduced commercially but have not yet achieved widespread consumer acceptance. In addition, one-time recordable CDs ("CD-R") are available and are often used to replicate short run products that are more expensive to manufacture in the traditional manner. Electronic on-line delivery of digital information, such as through the Internet, is a potential future competitor of CD technology. If such technology makes CD's obsolete, or reduces the demand for replication services in the markets we serve, ADC's business model may not remain viable, and it may have insufficient resources to implement an adequate contingency plan.

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

Item 2 Changes in Securities.

In the period from April 1, 2001 through September 30, 2001, the Company issued a total of 40,364 shares of Series B Preferred Stock as follows: In June 2001, 12,864 shares were issued for the conversion of short-term debt and accrued interest totaling $336,000. In September 2001, 10,000 shares were issued for the conversion of finance fees totaling $248,937 and 17,500 shares were issued for the conversion of accrued officer's compensation of $436,800. The transactions were private placements pursuant to Section 4(2) of the Securities Act of 1933.

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

                        APPLIED DATA COMMUNICATIONS, INC.
                        --------------------------------
                                  (Registrant)

March 28,2002                                    By  /s/ Walter J. Kane
-------------                                        ------------------
    Date                                                 Walter J. Kane, Chief
                                                         Executive Officer,
                                                         Chairman of the Board
                                                         And Interim CFO