Form 10QSB
period 2001-12-31
APPLIED DATA COMMUNICATIONS INC
filed 2002-04-08
CIK 728398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from _____\_____ to __________

                         Commission file number 0-12705

                        APPLIED DATA COMMUNICATIONS, INC.
                        ---------------------------------
           (Name of small business issuer as specified in its charter)

               DELAWARE                                 95-2828385
               --------                                 ----------
     (State or other jurisdiction            (IRS Employer Identification No.)
   of incorporation or organization

        3324 South Susan Street                       (714) 668-5200
          Santa Ana, CA 92704                   (Issuer's telephone number)
(Address of principal executive officers


                                 NOT APPLICABLE

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

There were 9,951,835 shares outstanding of the registrants Common Stock as of February 28, 2002.

Transitional small business disclosure format (check one): Yes [_] No [X]

                        APPLIED DATA COMMUNICATIONS, INC.

                                      INDEX

PART I     Financial Information                                            Page
   Item 1  Financial Statements

           Condensed Balance Sheet at December 31, 2001 (unaudited)           3

           Condensed Statements of Operations For the Three Months
              Ended December 31, 2001 and December 31, 2000 (unaudited)       4
           Condensed Statements of Operations For the Nine Months
              Ended December 31, 2001 and December 31, 2000 (unaudited)       5
           Condensed Statements of Cash Flow For the Nine Months
              Ended December 31, 2001 and December 31, 2000 (unaudited)       6
           Notes to Condensed Financial Statements (unaudited)                7

   Item 2  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

PART II    Other Information

   Item 1  Legal Proceedings                                                 14
   Item 2  Changes in Securities                                             15
   Item 3  Defaults Upon Senior Securities                                   15
   Item 4  Submission of Matters to a Vote of Security Holders               15
   Item 5  Other Information                                                 15
   Item 6  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   15

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                           December 31,
                                                                               2001
                                                                           ------------
ASSETS
Current assets
  Cash                                                                     $      -
  Accounts receivable, net of allowance for

  Doubtful accounts of $245,000                                                  47,941
  Inventories                                                                    29,707
  Other                                                                          97,145
                                                                           ------------
     Total current assets                                                       174,793
Machinery and equipment, net of accumulated depreciation
         of $1,210,486                                                        1,153,666
                                                                           ------------

                                                                           $  1,328,459
                                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
     Due to Related Parties                                                $  1,775,496
     Notes Payable                                                            1,336,165
     Capital Lease Obligations                                                1,823,235
     Accounts Payable                                                         1,084,644
     Accrued expenses                                                         1,313,405
                                                                           ------------
        Total current liabilities                                             7,332,945

Long-term liabilities
     Notes Payable                                                              883,351
     Capital Lease Obligations                                                  764,192
                                                                           ------------
Total Liabilities                                                             8,980,488
                                                                           ------------
Commitments and contingencies                                                     -

Stockholders' deficit:
     Preferred stock - Series A,  500,000 shares authorized, $.01 par
        value; 479,696 shares issued and outstanding                              4,797
     Preferred stock - Series B,  200,000 shares authorized, $.01 par
        value; 115,109 shares issued and outstanding                              1,151
     Preferred stock - Series C, 150,000 shares authorized, $.01 par
        value; 68,404 shares issued and outstanding                                 684
     Common stock - 10,000,000 shares authorized, $.01 par
        value; 9,951,835 shares issued and outstanding                           99,518
     Additional paid-in Capital - Preferred                                   9,327,679
     Additional paid-in Capital - Common                                      9,839,797
     Accumulated deficit                                                    (26,925,655)
                                                                           ------------
        Total stockholders' deficit                                          (7,652,029
                                                                           ------------

                                                                           $  1,328,459
                                                                           ============


        The accompanying notes are an integral part of these statements.

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months Ended December 31,
                                                          -------------------------------
                                                               2001            2000
                                                            ----------      ----------
Net revenues                                                $  521,274         919,243

Cost of revenues                                               605,025         941,644
                                                            ----------      ----------

Gross loss                                                     (83,751)        (22,401)

Selling and administrative expenses                            196,581         304,647
                                                            ----------      ----------

    Loss from operations                                      (280,332)       (327,048)

Interest expense, finance charges, factor fees
    Related parties                                             73,948         122,413
    Other                                                      174,923         290,403
                                                            ----------      ----------
                                                               248,871         412,816
                                                            ----------      ----------

Net loss                                                    $ (529,203)       (739,864)
                                                            ==========      ==========

Basic and diluted net loss per common share                 $    (0.05)     $    (0.07)
                                                            ==========      ==========

Basic and diluted weighted average shares outstanding        9,951,835       9,951,835
                                                            ==========      ==========


         The accompanying notes are an integral part of these statements

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                              Nine Months Ended December 31,
                                                                 2001               2000
                                                             ------------       ------------
Net revenues                                                 $  1,950,129       $  3,050,701

Cost of revenues                                                2,104,995          2,856,844
                                                             ------------       ------------

Gross profit (loss)                                              (154,866)           193,857

Selling and administrative expenses                               707,383          1,041,513
                                                             ------------       ------------

         Loss from operations                                    (862,249)          (847,656)

Interest expense, finance charges, factor fees
         Related parties                                          313,263            464,408
         Other                                                    491,475            720,039
                                                             ------------       ------------
                                                                  804,738          1,184,447
                                                             ------------       ------------

Net loss                                                     $ (1,666,987)      $ (2,032,103)

Basic and diluted net loss per common share                  $      (0.17)      $      (0.20)
                                                             ============       ============

Basic and diluted weighted average shares outstanding           9,951,835          9,951,835
                                                             ============       ============


         The accompanying notes are an integral part of these statements

APPLIED DATA COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Nine Months Ended December 31,
                                                                     2001             2000
                                                                  -----------     -----------
Cash flows from operating activities
   Net loss                                                       $(1,666,987)    $(2,032,103)
   Adjustments to reconcile net loss to net cash used by
     Operating activities;
       Depreciation                                                   334,015         273,567
       Fees converted to preferred stock                               30,000              --
       Changes in assets and Liabilities:
       (Increase) decrease in:
       Accounts receivable                                            418,491          (1,013)
       Inventories                                                      6,791          11,489
       Other                                                          (15,463)         92,001
       Increase (decrease) in:
       Due to related parties
       Accrued officer compensation                                     7,500          37,461
       Accrued finance fees                                           (65,517)        349,340
       Accounts payable                                              (112,424)        718,011
       Accrued interest on notes payable                              110,086          87,000
       Accrued interest on capital lease obligations                  301,705         150,774
       Accrued expenses                                                (5,580)        547,588
                                                                  -----------     -----------

   Net cash (used in) provided by operating activities               (657,383)        234,115
                                                                  -----------     -----------

Cash flows from investing activities
   Purchase of equipment                                              (79,806)        (51,680)
                                                                  -----------     -----------

   Net cash used in investing activities                              (79,806)        (51,680)
                                                                  -----------     -----------

Cash flows from financing activities
   Proceeds from notes payable                                        354,708          17,448
   Proceeds from preferred stock subscription                         433,750              --
   Payments on amounts due to related parties                              --        (449,627)
   Payments on notes payable                                           (6,484)         (7,807)
   Payments on capital lease obligations                              (49,169)       (107,852)
   Proceeds from issuance of preferred stock                               --         365,403
                                                                  -----------     -----------

   Net cash provided by (used in) financing activities                732,805        (182,435)
                                                                  -----------     -----------

Net decrease in cash and equivalents                                   (4,384)             --
Cash at beginning of period                                             4,384              --
                                                                  -----------     -----------

Cash at end of period                                             $        --     $        --
                                                                  -----------     -----------

Non-cash investing and financing activities:
   Notes and accrued interest converted to preferred stock        $   336,000     $        --
   Financed equipment purchases                                        25,806         520,000
   Accrued officer compensation converted to preferred stock          436,800              --
   Accrued finance fees converted to preferred stock                  248,937              --

   Cash paid during the period for interest                       $    78,376     $    97,771


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

4.  New Factoring Agreement

In November 2001, the Company entered into a new agreement to factor its accounts receivable. The agreement provides for the sale of accounts receivable without recourse, and for a holdback to be refunded to the Company (at a varying rate depending on the length of time the receivable is outstanding) when the customer payment is received within the 90-day period after factoring. This new agreement is expected to reduce the cost of factoring when compared to the previous financing arrangement. As part of obtaining this new agreement, the Company reached an agreement with the previous related party lender, where a new note payable was exchanged for the total of borrowings and accrued interest outstanding after the new factor paid the old lender for the current accounts receivable. This new note is for $1,429,069, bears interest at the rate of 8%, and requires repayment from proceeds of factoring beginning in February 2002.

Included in Accounts Receivable at December 31, 2001 is the holdback receivable from the new factor of $31,419. Included in Interest expense, Financing charges, Factor fees is the loss recorded on the sale of accounts receivable for the period of $20,384.

                        APPLIED DATA COMMUNICATIONS, INC.

                                December 31, 2001
                                -----------------

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

Three Months Ended December 31, 2001 and 2000.
---------------------------------------------

Net Revenues
Net revenues for the three months ended December 31, 2001 were $521,274, down $397,969 or 43% from the $919,243 reported in the comparable period of fiscal 2001. This decrease is the result of a decline in the order rate that began late in fiscal 2001 and continued through the current quarter and the additional slowdown that occurred in orders following the events of September 2001 that affected October revenues.

The Company shipped approximately 1,276,000 CD units in the current quarter, as compared to 1,882,000 CDs in the same period in the prior year. This decrease of 32% occurred primarily due to reduced operating revenues. Reduced prices for CDs as the result of market competition in the previous period contributed to a lesser decline in the number of CDs shipped.

Cost of Revenues
Cost of revenues were $605,025, or 116% of net revenues, as compared to $941,644, or 102% of net revenues in the comparable prior year quarter. The negative gross margin in both periods reflects revenue levels that were not sufficient to cover the fixed costs associated with manufacturing. The current period includes higher depreciation and utilities expenses when compared to the earlier period, but significantly lower labor and repairs and maintenance costs.

Selling and Administrative Expenses
Selling and administrative expenses were $196,581 (38% of net revenues) in the current three months, a decrease of $108,066, or 35% from the $304,647 (33% of net revenues) reported during the comparable quarter in the prior fiscal year. Lower expenses were primarily the result of the reduction of personnel and related costs in December, 2000, continued management of other costs in light of low revenue levels and tight cash flows, and no corresponding increase in the allowance for doubtful accounts as was necessary in the third quarter of fiscal 2001 when a major customer encountered cash flow difficulties. In addition, the Company incurred higher legal and consulting fees in the previous year period.

Interest expense, Financing charges, Factoring fees
Financing expense in the current period was $248,871, compared with $412,816 for the comparable prior year period. The decrease of $163,945, or 40% reflects primarily the lower levels of receivables financing, the conversion of debt to preferred stock in the fourth quarter of fiscal 2001 and in the first two quarters of fiscal 2002, and the new accounts receivable factoring arrangement begun in November, 2001, which is at lower rates than the company's previous factoring agreement.

Nine Months Ended December 31, 2001 and 2000
--------------------------------------------

Net Revenues
Net revenues for the nine months ended December 31, 2001 were $1,950,129, down $1,100,572, or 36% from the $3,050,701 reported for the comparable period of fiscal 2001. Revenues for the current period reflect the slowing of order rates that began in fiscal 2001, the impact of limited working capital on obtaining and keeping customers and the loss of the single customer whose business accounted for approximately 24% of total revenues in the first three quarters of the previous year, which the Company has not been able to replace. Already weak order rates for the current year were further hampered by the events of September 2001 and the business slowdown experienced by the Company in September and October. Since the Company does not have a large order backlog, as most orders are shipped within two weeks of their receipt, any disruption in orders impacts shipments and revenues in the same period.

Cost of Revenues
Cost of revenues were $2,104,995 or 108% of net revenues in the nine months ending December 31, 2001. This compares to $2,856,844 in the comparable period in the prior year, or 94% of net revenues. The current period negative gross profit reflects the lower revenues in the current period and the inability of revenues to provide enough margin on direct costs to cover the fixed manufacturing costs of depreciation, rent, other labor costs and utilities. The previous year's first nine month's revenues were sufficient to provide a gross margin even though material costs were higher due to a fire at a major supplier that caused plastic shortages, higher prices and outsourcing costs. Shipping and repair costs were also higher in the prior year period, but were partially offset by lower depreciation and utilities expenses.

Selling and Administrative Expenses
Selling and administrative expenses for the nine months ended December 31, 2001 were $707,383 (36% of net revenues), a decrease of $334,130, or 32%, from the $1,041,513 (34% of net revenues) reported during the comparable period in the prior fiscal year. Reduced personnel and related costs, reductions in the allowance for doubtful accounts and lower legal expenses were the primary reasons for the decrease. Management's attempts to reduce selling and administrative expenses in order to reduce losses did not succeed, as declining revenues negated the impact of the reductions.

Interest Expense, Financing Charges, Factoring fees
Interest and financing expenses in the current period were $804,738 as compared to $1,184,447 for the nine-month period in the prior year. The decrease of $379,709, or 32% reflects the debt conversions to preferred stock and the lower average borrowings for the Company's accounts receivable financing during the period. Additionally, the combined cost of the new accounts receivable factoring and note payable for the old financing arrangement were lower than the cost of the previous financing.

Liquidity and Capital Resources
During the nine months ended December 31, 2001 the Company continued to experience a significant amount of operating losses, relative to its resources. Net cash used in operating activities in the current period was $657,383 as compared with net cash provided of $234,115 in the prior year.

The high cash usage in operations in the current period related primarily to the net loss and reductions in accounts payable. Cash flows were augmented by the receipt of the proceeds from preferred stock previously subscribed and short-term borrowings that were subsequently converted to preferred stock. In the year earlier period, net cash provided by operations was primarily due to increases in accrued finance fees, accounts payable and accrued expenses. Proceeds from the issuance of preferred stock also aided cash flow in the prior year period, and were used along with the cash flow from operations to reduce related party debt. Even with the significant loss for the current nine months, due to the conversion of debt to preferred stock, the Company's net worth at December 31, 2001 was a deficit of approximately $7.7 million compared to a deficit of almost $7.5 million at March 31, 2001.

The Company's ability to operate effectively during the past several years has been constrained by the extremely low level of its financial resources, by expenditures involving its transition to the manufacture of CD-ROMs and by an increasingly competitive market for its CD-ROM manufacturing and packaging services. The lack of working capital impacts the Company's ability to fund orders and to react quickly to customer requirements in an industry where the quick turnaround of customer orders is essential to repeat business. In order to meet the demands of the market and increase current revenue levels to obtain profitable operations, additional capital investment will be required. Management believes that improved vendor relations and further investment in the sales and marketing areas will lead to increased revenues, and it is hopeful that additional capital will be obtained on a timely basis to facilitate these ends.

In the meantime, the Company's operating cash environment continues to reflect a shortfall of revenues from existing customer orders to cover its cash needs that minimizing cash outlays, delaying vendor payments and the lower costs of the current factoring agreement have not yet corrected. In December 2001, the Company initiated a private placement of its Series B Convertible Preferred Stock at a price of $25 per share (convertible to 100 shares of common stock) with warrants to purchase additional one-half shares at higher prices during the two year period following the offering. The company will raise $500,000 before expenses and the proceeds will be used for working capital needs. The first subscriptions in the offering were received in January 2002.

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

POTENTIAL LITIGATION

ADC may be subject to claims arising in the normal course of its business and financing activities that could be costly and time-consuming to resolve. If any and all such claims cannot be resolved through a negotiated settlement, ADC could become a party to resulting litigation. Any litigation, even if ADC should prevail , could result in substantial costs and diversion of resources and management attention. An adverse determination in any litigation could also subject ADC to significant liability, under the judgment of a court or by default. Also see "Legal Proceedings" in Part II, Section 1.

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

COMPETITORS

ADC may lose market share to competitors resulting in potential losses of revenue. There are many companies that provide CD manufacturing and printing in California, nationally and internationally. ADC competes with all of these companies for sales orders. This competition is intense and is expected to increase significantly in the future as the number of competitors continues to grow. ADC's success will depend upon the perceived value of its products and services relative to other available alternatives. Increased competition could result in:

..  price reductions and lower profit margins;
..  lower revenues;
..  loss of customers;
..  reduced cash flow;
..  loss of market share.

Many of ADC's current and potential competitors have significantly greater financial, technical, marketing, sales, and other resources than does ADC. ADC's competitors may develop products, services and other offerings that are superior to ADC's or that achieve greater market acceptance or that entirely replace those of ADC in the market. Competitors also may be able to:

.. undertake more extensive marketing campaigns for their products and services; .. adopt more aggressive pricing policies;
..  use superior technology platforms to manufacture and sell their products and services; and
.. make more attractive offers to potential employees, distribution partners, advertisers and third party vendors and providers

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

PART II  OTHER INFORMATION
--------------------------

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

Item 2  Changes in Securities.

In the period from April 1, 2001 through December 31, 2001, the Company issued a total of 40,364 shares of Series B Preferred Stock as follows: In June 2001, 12,864 shares were issued for the conversion of short-term debt and accrued interest totaling $336,000. In September 2001, 10,000 shares were issued for the conversion of finance fees totaling $248,937 and 17,500 shares were issued for the conversion of accrued officer's compensation of $436,800. The transactions were private placements pursuant to Section 4(2) of the Securities Act of 1933.

Item 3  Defaults Upon Senior Securities.

None

Item 4  Submission of Matters to a Vote of Security Holders.

None

Item 5  Other Information.

None

Item 6  Exhibits and Reports on Form 8-K.

     a) Exhibits

        Filed Herewith
        --------------

10.73 Security Agreement between United California Discount Corporation, doing business as United California Factors, and the Company, dated November 1, 2001.

10.74 Repurchase Letter and Promissory Note between Interim Capital, Inc. and the Company, dated November 14,2001.

     b) Reports on Form 8-K

        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        APPLIED DATA COMMUNICATIONS, INC.
                        ---------------------------------
                                  (Registrant)

March 28,2002                                By: /s/ Walter J. Kane
-------------                                    ------------------
    Date                                         Walter J. Kane, Chief
                                                 Executive Officer,
                                                 Chairman of the Board
                                                 And Interim CFO